Form 10-Q
period 1995-09-30
NATIONAL MORTGAGE ACCEPTANCE CORP
filed 1996-03-01
CIK 768600

FORM 10-Q

            Securities and Exchange Commission
                 Washington, D. C.  20549

        Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For Quarter Ended:  September 30, 1995
     Commission File Numbers:  2-97573, 33-12626 and 33-19023


         NATIONAL MORTGAGE ACCEPTANCE CORPORATION
     (Exact name of registrant as specified in its charter)

                                        Virginia  54-1294217
      (State or other Jurisdiction  (I.R.S. Employer
           of incorporation)     Identification number)

         823 East Main Street, Richmond, Virginia
         (Address of principal executive offices)

                           23219
                        (Zip Code)

                      (804) 775-7904
     (Registrant's telephone number, including area code)


     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period of time that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes X     No


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class A Common Stock:         730 shares
                    Class B Common Stock:         1,665 shares
Part I:

     FINANCIAL INFORMATION

     September 30, 1995

     Item 1.   Financial Statements

               Attached as Appendix A.

     Item 2.   Management's Discussion and Analysis of Financial
     Condition and Results of
               Operations

               Attached as Appendix B.

     Part II:  OTHER INFORMATION

     Item 1.   Legal Proceedings - None

     Item 2.   Changes in Securities - None

     Item 3.   Defaults on Senior Securities - None

     Item 4.   Submission of Matters to Vote of Security Holders -
                    Information regarding election of directors by the registrant's voting shareholders previously reported in registrant's report on Form 10-K for its year ending December 31, 1994, as filed March 29, 1995.

     Item 5.   Other Information - None

     Item 6.   Exhibits and Reports on Form 8-K - None

                        SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         NATIONAL MORTGAGE ACCEPTANCE CORPORATION
                         (Registrant)



                    By:       ______________________________________________
                              John Thomas West, IV
                              Secretary/Treasurer
                              Principal financial officer and duly
        authorized officer


          Date:          November 8, 1995

EXHIBIT INDEX

     2.   Not Applicable.

     4.1 Indenture dated as of May 1, 1985 ("Indenture") between NMAC and Texas Commerce Bank National Association as trustee ("Trustee"), previously filed as Exhibit 4.1 to Amendment No. 1 to NMAC's Registration Statement on Form S-11, Registration No. 2-97573 and incorporated by reference.

     4.2 General Supplement relating to Subsequent Series dated as of January 1, 1987, previously filed as Exhibit to NMAC's Form 8-K filed on February 10, 1985, and incorporated by reference.

     4.3 Series Supplement to the Indenture, dated as of July 1, 1985, relating to Series 1985-A Bonds, previously filed as Exhibit 4 to NMAC's Form 8-K filed on July 23, 1985, and incorporated by reference.

     4.4  Series Supplement to the Indenture, dated as of January 20,
               1987, relating to Series B Bonds, previously filed as Exhibit
               4.3 to NMAC's Form 8-K filed on February 10, 1987, and incorporated by reference.

     4.5  Series Supplement to the Indenture, dated as of March 20,
               1987, relating to Series C Bonds, previously filed as Exhibit
               4.3 to NMAC's Form 8-K filed on April 8, 1987, and incorporated by reference.

     4.6  Series Supplement to the Indenture, dated as of October 30,
               1987, relating to Series D Bonds, previously filed as Exhibit
               4.3 to NMAC's form 8-K filed on November 12, 1987, and incorporated by reference.

     4.7 Form of Second General Supplement to Indenture relating to Subsequent Series previously filed as Exhibit 4.4 to NMAC's Post-Effective Amendment No. 1 on Form S-3 to S-11
               Registration No. 33-19023 and incorporated by reference.

     11.  Not applicable.  Information in Appendix A.

     15.  Not applicable.

     18.  Not applicable.

     19.  Not applicable.

     20.  Not applicable.

     23.  Not applicable.

     24.  Not applicable.

     25.  Not applicable.

     28.  Not applicable.

APPENDIX A (1/4)

     NOTES TO FINANCIAL STATEMENTS

     NATIONAL MORTGAGE ACCEPTANCE CORPORATION

     September 30, 1995


     NOTE A (Unaudited)

          These financial statements should be read in conjunction with the financial statements and notes thereto in National Mortgage Acceptance Corporation's ("NMAC") Annual Report for the year ended December 31, 1994. The financial statements for the nine months ended September 30, 1995, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations, financial position, and cash flows for the interim periods. These amounts are not necessarily indicative of results for a full year.

APPENDIX   B
     TO FORM 10-Q

     Management's Discussion and Analysis of Financial Condition and Results of Operations

     NATIONAL MORTGAGE ACCEPTANCE CORPORATION

     September 30, 1995

          During the second quarter ended September 30, 1995. National Mortgage Acceptance Corporation ("NMAC") did not issue any new series of its TIMCO (Thrift Industry Mortgage Collateralized
     Obligation) or Mortgage Collateralized Obligation Bonds.

          During the nine (9) month period ending September 30, 1995, NMAC revenues were $2,665,788, which consisted primarily of i) interest on loans receivable under funding agreements between NMAC and the participating borrowers for NMAC's TIMCO Bonds, Series 1985-A (FHLMC Certificates) (the "Series 1985-A Bonds") and Series
     C (FHLMC Certificates) (the "Series C Bonds"), and ii) Management Fees received for the on-going administration of four outstanding Bonds Series (Series 1985-A, Series B (FHLMC Certificates), Series C, and Series D (GNMA Certificates). Future revenues are expected to be provided from interest payments on funding agreements for the Series A and Series C Bonds, from one or more subsequent series of NMAC's Bonds, when and if issued, from mortgage collateral acquired by NMAC and pledged to secure any subsequent series of NMAC's Bonds, and from amounts received in excess of costs incurred by NMAC in the issuance of subsequent series of NMAC's Bonds.

          NMAC has caused an election to be made under the Internal Revenue Code of 1986, as amended (the "Code"), to have the Trust Estates for the Series B Bonds and the Series D Bonds taxed as separate real estate mortgage investment conduits (each, a "REMIC"), in which the Series B Bonds and the Series D Bonds are "regular interests," as defined in the Code, with respect to the related REMIC. Other than its on-going fees for administration of the Series B and the Series D Bond REMICs, NMAC has no future economic benefit in the segregated asset pool comprising either the Series B Bond REMIC or the Series D Bond REMIC. The "residual interest" in each of the Series B Bond and Series D Bond REMICs was sold by NMAC for cash in 1987. Accordingly, neither the collateral for the Series B Bonds or the Series D Bonds nor the Series B Bonds or Series D Bonds are recorded as assets or liabilities, respectively, of NMAC. The interest income on the collateral for, and the related interest expense on, the Series B Bonds will be recorded only within the Series B Bond REMIC and the interest income on the collateral for, and the related interest expense on, the Series D Bonds will be recorded only within the Series D Bond REMIC. Neither the interest income nor the related interest expense on either of these REMIC Series will have an impact on NMAC's financial statements.

          Interest on NMAC's outstanding Series 1985-A and Series C
     Bonds was the major source of costs and expenses for the period. Cash flow from payments on the loans receivable securing the Series 1985-A Bonds and the loan receivable securing the Series C Bonds are anticipated to provide cash sufficient to make all required payments on the related series of Bonds. Consequently, NMAC anticipates that it will have no additional cash requirements with respect to any of its outstanding Bonds.

          NMAC believes sufficient liquidity and capital resources exist to pay all amounts due on the Series 1985-A and Series C Bonds and all other expenses of NMAC. Furthermore, because each Series of Bonds is secured by collateral paying interest at specified or determinable maximum rates and payments on each Series of Bonds are designed not to exceed payments received on the collateral for the related Series, inflationary pressures have not affected, and are not expected to affect, significantly the ability of NMAC to meet its obligations as they become due.

          NMAC has no salaried employees and has entered into management and administrative service agreements with Craigie Incorporated ("Craigie"), an affiliate of NMAC, pursuant to which Craigie provides NMAC with administrative, accounting and clerical services, office space and the use of the service mark "TIMCO" for the registrant's Bonds. Under these agreements, Craigie receives fees from NMAC in connection with each funding agreement executed between NMAC and the participating borrowers and with respect to the residual interests with respect to the registrant's Series B and Series D Bonds. Fees paid to NMAC by participating borrowers with respect to its Series A and Series C Bonds and the holders of the residual interest with respect to its Series B and Series D Bonds are expected by NMAC to be sufficient to provide for all on-going costs and expenses with respect to the outstanding Series of its Bonds. NMAC therefore anticipates that it will have no additional cash or liquidity requirements with respect to its obligations under any outstanding Series of its Bonds. Payments under the management and administrative services agreements between NMAC and Craigie are not expected to exceed the amount received by NMAC as on-going fees paid to it by participating borrowers under their funding agreements and/or holders of the residual interest with respect to the Series
     B REMIC. Texas Commerce Bank National Association, trustee for all outstanding Series of NMAC's Bonds, also holds funds in expense reserve accounts established under the Series Supplements for certain of NMAC's outstanding Bonds to provide for future expenses of the Trustee with respect to the related Series Supplement if other funds are insufficient therefore. Such amounts are held under the respective Series Supplements and are not recorded in the financial statements.

          The Series 1985-A Working Capital Reserve, established by NMAC with respect to its Series 1985-A Bonds, is funded by the Series 1985-A participating borrowers from their funding agreements. These amounts are available solely to pay any fees, charges, taxes, assessments, impositions or other expenses of NMAC, other than bond administration expenses, in connection with the Series 1985-A Bonds. The Series 1985-A Working Capital Reserve is not available to pay expenses or claims of NMAC other than with respect to the Series 1985-A Bonds, is not pledged to secure the Series 1985-A Bonds and is not pledged to secure any other Series of NMAC's Bonds.

          With respect to certain of its administration duties for the Series D REMIC, NMAC has contracted with Financial Asset Management Corporation ("FAMC") (formerly M.D.C. Consulting, Inc.). Amounts due FAMC for services rendered are paid from amounts received by NMAC for administrative services from holders of the Series D REMIC residual interest and are less than the gross amount payable by such holders to NMAC.

          As of September 30, 1995, NMAC's assets were $32,716,970 including $233,277 in unrestricted cash and trading securities. This cash balance, plus interest earnings from the investment thereof, is available to pay NMAC's annual operating expenses, and, if and to the extent necessary, amounts in connection with the outstanding Bonds of NMAC.




Statements of Operations and Retained Earnings

NATIONAL MORTGAGE ACCEPTANCE CORPORATION




                            Three Months Ended        Nine Months Ended
                            September 30,             September 30,
                              1995       1994            1995         1994

                               (unaudited)                 (unaudited)

REVENUES
  Interest on loans        $810,898  $  994,283     $  2,574,462  $ 3,438,159
  Other interest              3,580       3,967            9,328       10,773
  Management fees            22,813      21,088           73,803       63,103
  Net unrealized securities   2,653      (4,117)           8,195       (9,760)

                            839,944   1,015,221        2,665,788    3,502,275

COSTS AND EXPENSES
  Interest on bonds         810,898     994,283        2,574,462    3,438,159
  Management fees            22,813      21,088           73,803       63,103
  Other                       2,586       3,203            8,174       11,729

                            836,297   1,018,574        2,656,439    3,512,991



NET INCOME (LOSS)
  BEFORE INCOME TAXES         3,647      (3,353)           9,349      (10,716)

INCOME TAX EXPENSE (BENEFIT)    738        (710)           1,883       (2,165)


NET INCOME (LOSS)             2,909      (2,643)           7,466       (8,551)

RETAINED EARNINGS AT
  BEGINNING OF PERIOD        38,743      39,846           34,186       45,754


RETAINED EARNINGS AT
  END OF PERIOD            $ 41,652  $   37,203     $     41,652  $    37,203


EARNINGS (LOSS) PER SHARE  $   1.21  $    (1.10)    $       3.12  $     (3.57)


The accompanying notes are an integral part of these financial statements.








Statements of Financial Condition

NATIONAL MORTGAGE ACCEPTANCE CORPORATION



                                        September 30, 1995 December 31, 1995

                                                     (unaudited)
ASSETS
  Cash                                           3,525              7,174
  Trading securities, at market value          229,752            222,491
  Restricted cash and investments -
    Series 1985-A working capital reserv       816,032            785,442
  Loans receivable from affiliates          30,886,106         37,378,026
  Accrued interest receivable
    from affiliates                            762,708          1,676,889
  Other assets                                  18,847             32,162

                     TOTAL ASSETS           32,716,970         40,102,184


LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
     Bonds payable                          30,976,401         37,462,181
     Accrued interest payable                  672,413          1,592,734
     Other liabilities, principally to a       841,544            828,123

                     TOTAL LIABILITIES      32,490,358         39,883,038


SHAREHOLDERS' EQUITY
  Common stock; $1 par value:
    Class A (without right to dividend)-
      authorized 7,500 shares, issued and
      outstanding 730 shares                       730                730
    Class B (non-voting)-- authorized
      7,500 shares, issued and outstanding
      1,665 shares                               1,665              1,665
  Paid-in capital                              182,565            182,565
  Retained earnings                             41,652             34,186

                     SHAREHOLDERS' EQUIT       226,612            219,146

                     TOTAL LIABILITIES AND
                      SHAREHOLDERS'         32,716,970         40,102,184

The accompanying notes are an integral part of these financial statements.







Statements of Cash Flows

NATIONAL MORTGAGE ACCEPTANCE CORPORATION


                                    Nine Months Ended  Nine Months Ended
                                    September 30, 1995 September 30, 1994

                                                 (unaudited)
Cash flows from operating activities:
  Net income (loss)               $          7,466   $         (8,551)
  Adjustments to reconcile net
   income (loss) to net cash provided by operating
   activities:
    Net unrealized securities tradin        (8,195)            (9,760)
    Cash and related investments
     restricted - Series 1985-A
     Working Capital Reserve               (30,590)           (22,730)
    Accrued interest receivable
     from affiliates                       914,181          1,613,528
     Decrease in accrued interest pa      (920,321)        (1,619,118)
     Interest added to Class A-4 and C-5
       bonds payable                       112,699            102,600
    Trading securities                         934            (53,479)
    Other assets                            13,315              9,850
    Other liabilities, principally
     to affiliates                          13,421             15,205

           Total adjustments                95,444             36,096

   Net cash provided by
    operating activities                   102,910             27,545

Cash flows from investing activities:
  Payments received on loans to
   affiliates                            6,491,920         20,492,041


Cash flows from financing activities:
  Payments on bonds payable             (6,598,479)       (20,589,051)

Net decrease in cash                        (3,649)           (69,465)

Cash at beginning of period                  7,174             79,051

Cash at end of period             $          3,525   $          9,586

The accompanying notes are an integral part of these financial statements.

