Form 10-K
period 1995-12-31
NATIONAL MORTGAGE ACCEPTANCE CORP
filed 1996-03-28
CIK 768600

FORM 10-K

                    Securities and Exchange Commission
                         Washington, D. C.  20549

                 Annual Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

             For Year Ended                      Commission File Numbers:
             December 31, 1995                       2-97573; 33-12626;
                                                       and 33-19023

                 NATIONAL MORTGAGE ACCEPTANCE CORPORATION
          (Exact name of registrant as specified in its charter)

                Virginia                                 54-1294217
      (State or other Jurisdiction                    (I.R.S. Employer
             of incorporation)                     Identification number)

                           823 East Main Street
                              P. O. Box 1854
                        Richmond, Virginia  23219
           (Address of principal executive offices)  (Zip Code)

           Registrant's telephone number, including area code:

                              (804) 775-7904

       Securities registered pursuant to Section 12(b) of the Act:

                                   NONE

       Securities registered pursuant to Section 12(g) of the Act:

                                   NONE

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

        Yes         X                                     No

 Aggregate market value of voting stock held by non-affiliates of the registrant as of March 1, 1996:
                                   NONE

     Number of shares of common stock outstanding as of March 1, 1996:

                             Class A:  730 shares
                             Class B:1,665 shares

                                         PART I

    Item 1.  Business

   National Mortgage Acceptance Corporation ("NMAC"), was incorporated under the laws of the Commonwealth of Virginia on October 19, 1984, as a imited purpose finance corporation under the name "Thrift Financing Corporation". NMAC adopted its present name in 1989. NMAC maintains its principal executive offices at 823 East Main Street, Richmond, Virginia 23219, and its telephone number is (804) 775-7904.

   Under its Restated and Amended Articles of Incorporation, NMAC's business is limited to issuing bonds ("Bonds") principally secured by, or with interests in, "Mortgage Collateral." Mortgage Collateral may include mortgage loans and deed of trust loans secured by real estate and certificates evidencing interests in pools of such mortgage and/or deed of trust loans, which certificates may be issued or guaranteed by the Government National Mortgage Association, the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association, and/or private issuers. NMAC may lend the proceeds from the sale of its Bonds to participating borrowers pursuant to loan or funding agreements through which NMAC will obtain pledges of Mortgage Collateral to secure a related series of Bonds. NMAC also may use the proceeds from the sale of its Bonds to acquire Mortgage Collateral pledged to secure a series of its Bonds. NMAC's activities in connection with such transactions may include holding, transferring, assigning, pledging, financing, refinancing and otherwise dealing with mortgage loans and mortgage certificates and any activities incident to or necessary or convenient to accomplish the foregoing purposes.

    Each series of NMAC's Bonds is secured by collateral consisting primarily of (1) Mortgage Collateral owned by NMAC and pledged to secure that series of Bonds, (2) funding agreements with participating borrowers, which funding agreements are secured by Mortgage Collateral, (3) a combination of such Mortgage Collateral and funding agreements, and/or
(4) amounts deposited in the various funds and accounts created for such series of NMAC's Bonds and investments made with such funds. Collateral for each series of NMAC's bonds is pledged and assigned by NMAC to a trustee on behalf of the holders of the Bonds of such series and, except for certain insurance policies (or deposits partially or entirely in lieu of such insurance policies), collateral for a particular series of Bonds will not be available for payment of Bonds of any other series or for payment of any other liabilities of NMAC. Funds held by the trustee with respect to each series of Bonds are restricted so as to assure the payment of principal and interest on the Bonds of such series to the extent of such funds.

      With respect to any one or more series of its Bonds, NMAC may cause an election to be filed under the Internal Revenue Code of 1986, as amended (the "Code"), to have the segregated asset pool comprising the trust estate for such series of Bonds treated as a real estate mortgage investment conduit ("REMIC") as defined in the Code (each such series, a "REMIC Series").
If a REMIC election is to be made with respect to the trust estate for a series of NMAC's Bonds, the Bonds of such REMIC Series will be treated as "regular interests" in a REMIC, as such term is defined in the Code. In connection with one or more REMIC Series, NMAC expects that it will sell all or substantially all of the "residual interest," as such term is defined in the Code, in such REMIC Series to entities engaged, directly or through their owners or affiliates, in mortgage funding, financing or origination activities.

             Each series of NMAC's Bonds is to be secured by separate collateral that does not serve as security for any other series of NMAC's Bonds. The collateral pledged to the trustee securing a series of NMAC's Bonds is projected to produce cash flow sufficient, together with reinvestment income thereon at an assumed annual rate and assuming timely payment to the trustee of distributions on the Mortgage Collateral for such series, to make principal and interest payments required to be made on the outstanding Bonds of that series. With respect to any REMIC Series of NMAC's Bonds, the sale by NMAC of the "residual interest" in the trust estate for such REMIC Series will constitute a sale by NMAC of the economic benefit of the amounts remaining in the trust estate for such REMIC Series after payments of the Bonds of the related REMIC Series. Such amounts will be paid to the purchasers of the residual interest of such REMIC Series, and will not be available to creditors of NMAC or available to pay other liabilities or obligations of NMAC.

   NMAC has no salaried employees and has entered into management and administrative services agreements with Craigie Incorporated ("Craigie", an affiliated company), pursuant to which Craigie provides NMAC with administrative, accounting and clerical services, office space and the use of the registered service mark "TIMCO" for NMAC's Bonds. NMAC also enters into management agreements with non-affiliates with respect to certain services to be provided by NMAC with respect to REMIC Series of its Bonds.

  Information as of December 31, 1995 with respect to NMAC's outstanding bonds is included in Notes 5 and 6 of NMAC's financial statements included herein.

    Item 2.  Properties

          NMAC has no material physical properties.

     Item 3.  Legal Proceedings

          None.

     Item 4.  Submission of Matters to a Vote of Security Holders

          On January 19, 1996 in lieu of an annual meeting, a Consent Agreement was used as a proxy to elect to NMAC's Board of Directors Allen Mead Ferguson, John Thomas West, IV, George B. Pugh, Jr., John W. Wright and Merlin T. Grim.

                                         PART II

 Item 5.  Market for Registrant's Common Equity and Related Shareholder
 Matters

    There is no market for NMAC common stock. All outstanding common stock of NMAC is owned by Craigie and by the service corporation subsidiaries of what were originally nine savings and loan associations and savings banks. As of December 31, 1995, four of the nine savings and loan associations and savings banks are believed to be under the managment of Federal Banking Regulators. There has been no transfer of common stock ownership and no dividends were paid with respect to NMAC common stock in 1995 or 1994.

  Item 6.  Selected Financial Data

     The following data are for the fiscal years ended December 31, 1995, December 31, 1994, December 31, 1993, December 31, 1992, and December 31, 1991.

                                             Year Ended December 31,

                      1995        1994        1993       1992        1991
Statement of Operations

Revenues          $3,339,636  $4,542,830  $6,853,559 $9,951,755 $12,620,093
Net Income (Loss)     12,404    (11,568)       (426)    (1,841)       1,537
Earnings (Loss)
Per Share             5.18     (4.83)       (.18)      (.77)         .64


Balance Sheet

Total Assets      23,533,660  40,102,184  62,051,403 91,795,124 127,556,145
Receivables
Pursuant to
Funding
Agreements        21,242,798  37,378,026  58,480,390 87,186,100 121,958,951


Bonds Payable*    21,242,798  37,462,181  58,557,003 88,968,278 123,557,346

 *Does not include Series B and Series D Bonds which are REMIC Series of
  NMAC's Bonds.  As of December 31, 1995, the outstanding Series B and
  Series D aggregated $92,811,767.  See part II, Item 7, of this Report on
  Form 10-K.



Item 7.  Management's Discussion and Analysis of Financial Condition and
Results of Operation

  NMAC was organized to facilitate the financing of long-term mortgage loans through issuance of its mortgage collateralized obligations. Such financing is facilitated by NMAC entering into funding agreements secured by Mortgage Collateral with participating borrowers and/or by NMAC acquiring Mortgage Collateral and pledging the mortgage collateralized funding agreements, directly owned Mortgage Collateral and/or a combination thereof to secure its Bonds. NMAC does not have, and is not expected to have, any significant assets other than assets pledged to secure a specific series of its Bonds. Furthermore, to the extent NMAC sells the "residual interest" in a REMIC Series of its Bonds, NMAC will have sold, and will have no further interest in, the economic benefit of the difference between the payments received on the collateral (i.e., trust estate) for such REMIC Series of its Bonds, including reinvestment earnings thereon, and the debt service on such REMIC Series of its Bonds.



   Revenues for 1995, 1994, 1993, 1992, and  1991 consist primarily of
(i) interest on loans receivable under funding agreements between NMAC and participating borrowers for the registrant's Series 1985-A Bonds and Series C Bonds, and (ii) administrative fees paid to NMAC with respect to its outstanding Series 1985-A, B, C and D Bonds. The Series C Bonds were retired in 1995. Future revenues are expected to be provided from interest payments on funding agreements for the Series 1985-A and any subsequent series of NMAC's Bonds, from Mortgage Collateral acquired by NMAC and pledged to secure any subsequent series of NMAC's Bonds, and from administrative fees relating to REMIC Series of NMAC's Bonds.

     Costs and expenses incurred by NMAC during each period result primarily from interest payable on its Series 1985-A and Series C Bonds, expenses with respect to developing financing programs, and expenses incurred in connection with administering outstanding Series of its Bonds. Such costs and expenses incurred in any period, including those for any future period, depend primarily upon the amount of NMAC's Bonds issued and outstanding during any such period and the interest rate payable on such Bonds. NMAC receives, from the participating borrowers in its Series A and C Bonds and the residual interest holders with respect to its Series B and D Bonds, administration payments and fees which have been equal to, less than or in excess of the costs incurred by NMAC in administering such outstanding series of Bonds. Such fees and payments received by NMAC are expected to continue to adequately provide for the costs incurred by NMAC in administering such Bonds on a current basis, thereby not impacting upon N
NMAC's need for liquidity in the short or long term.

     With respect to NMAC's Series B and Series D Bonds, NMAC caused an election to be made under the Code to have the trust estate for such Bonds taxed as a REMIC, in which the Series B Bonds and Series D Bonds, as the case may be, are "regular interests", as defined in the Code. Other than its ongoing fees for administration of the Series B and Series D Bond
REMICs, NMAC has no future economic benefit in the segregated asset pools comprising the Series B and Series D REMICs. The "residual interest" in each of these series was sold by NMAC for
cash. Accordingly, neither the collateral for these REMIC Series nor the related
Bonds are recorded as assets or liabilities, respectively, of NMAC.
The interest
income on the collateral for, and the related interest expense on, the Series B
 and
Series D Bonds will be recorded only within the related REMIC and will have no impact on NMAC's financial statements. Cash flow from the Mortgage Collateral for NMAC's Series B and Series D Bonds is anticipated to continue to provide cash sufficient to make required payments thereon.

    Interest on NMAC's outstanding Series 1985-A and Series C Bonds was the major source of cost and expenses for the year ended December 31, 1995, 1994, 1993, and 1992. Cash flow from payments of the loans receivable securing the Series 1985-A Bonds is anticipated to continue to provide cash sufficient to make all required payments on the Series 1985-A. Consequently, NMAC anticipates that it will have no additional cash requirements with respect to any of its outstanding Bonds. Future net income of NMAC is expected to vary in direct relation to the issuance of one or more series of its Bonds in a given year.

    With respect to future series of NMAC's Bonds secured by funding agreements, the participating borrowers will be obligated to pay costs of issuance with respect to the related series of Bonds and to pay ongoing Bond administration expenses with respect to the related series of NMAC's Bonds, including ongoing fees to NMAC for services rendered by NMAC in connection with the related series of Bonds. With respect to future REMIC Series of Bonds issued by NMAC, purchasers of the "residual interest" in each such REMIC Series will be obligated to pay administration expenses rendered under the related residual interest agreements. The purchase price of such residual interests is expected to be sufficient to pay costs of issuance of such REMIC Series with respect to outstanding and future series of NMAC's Bonds not paid from Bond proceeds. NMAC believes that payments on the collateral securing each series of its Bonds, whether now outstanding or to be issued in the future, will be sufficient to meet all required payments of principal and interest on each such series of Bonds.

Furthermore, fees paid to NMAC by participating borrowers and by purchasers of the "residual interest" in a REMIC Series of NMAC's Bonds, together with NMAC's interest in any Mortgage Collateral owned by it and pledged to secure a series of Bonds are expected to be sufficient to provide for all ongoing costs and expenses. NMAC therefore anticipates that it will have no additional cash or liquidity requirements with respect to its obligations under any outstanding series of its Bonds in either the short or long term. NMAC also anticipates that the debt service requirements for any additional series of its Bonds will be satisfied by the collateral securing such series of Bonds.

    To provide for administration and other management support, NMAC has entered into agreements with Craigie and others. Payments under these agreements are not expected to exceed the amounts received by NMAC as ongoing fees paid to it by participating borrowers under their funding agreements and/or purchasers of the residual interest in any REMIC Series of NMAC's Bonds.

    NMAC has established a Series 1985-A Working Capital Reserve, which reserve is funded by Series 1985-A participating borrowers from amounts otherwise distributable to them under the terms of their funding agreements. The Series 1985-A Working Capital Reserve is available solely to pay any fees, charges, taxes, assessments, impositions or other expenses of NMAC, other than Bond administration expenses of NMAC, in connection with the Series 1985-A Bonds or related funding agreements.
NMAC is empowered, in its sole discretion, to expend amounts on behalf of, and release amounts to, the Series 1985-A participating borrowers from this working capital reserve. The Series 1985-A Working Capital Reserve is not available to pay expenses of NMAC or claims other than with respect to the Series 1985-A Bonds, is not pledged to secure the Series 1985-A Bonds and will not be pledged to secure any other series of NMAC's Bonds. NMAC does not anticipate establishing working capital reserves with respect to future series of its Bonds.

   As of December 31, 1995, NMAC's assets were $23,533,660, including
$243,878 in unrestricted cashand marketable securities. This balance, plus interest earnings from the investment thereof, is available to pay NMAC's annual operating expenses, and, if and to the extent necessary, amounts in connection with the outstanding Bonds of NMAC.

 Item 8.  Financial Statements and Supplementary Data

   The response to this item is submitted in Appendix A.

     Item 9.  Changes in and Disagreements with Accountants on Accounting and
     Financial Disclosure

         None.


                                         PART III


 Item 10.  Directors and Executive Officers of the Registrant

The persons set forth below are the directors and executive officers of NMAC as of December 31, 1995:

                               Current
          Name                   Age         Title


 John Thomas West, IV         49    Secretary, Treasurer and Director

 George B. Pugh, Jr.           46   Director

 John W. Wright               46    Director and Vice President

 Merlin T. Grim               40    Director

 Randall B. Saufley           34    Vice President




    Allen Mead Ferguson, 58, elected Director in 1989, President in 1989 and was elected Chief Executive Officer of Craigie Incorporated in 1995, and was formerly Chief Operating Officer since 1989 and Executive Vice
President since 1980.

   John Thomas West, IV, 49, Secretary, Treasurer and Director since 1984, was elected Executive Vice President in 1990, has been Secretary since
1974, and was formerly Senior Vice President since 1984, of Craigie
Incorporated.

   George B. Pugh, Jr., 49, a Director since 1984, has been Executive Vice
President and Managing Director of Craigie Incorporated since 1980.

   John W. Wright, 46, elected Director in 1989 and Vice President since
1984, was elected Senior Vice President of Craigie Incorporated in 1992, and was formerly Vice President since 1984. Mr. Wright formerly served as Vice President of Investors Mortgage Insurance Company, Boston,
Massachusetts.

    Merlin T. Grim, 40, elected Director in 1995 was elected Senior Vice
President of Craigie Incorporated in 1993.

    Randall B. Saufley, 34, elected Vice President in 1995, was elected
Vice President of Craigie Incorporated in 1994.


 All of the foregoing directors of NMAC, were reelected at the annual meeting of the shareholders and officers at the Board of Directors meeting, held as of January 19, 1996, to serve until their successors are elected and shall qualify.

 Item 11.  Executive Compensation

  NMAC has no salaried employees and does not compensate its directors.

 Item 12.  Security Ownership of Certain Beneficial Owners and Management

 NMAC has two Classes of its Common Stock.  NMAC's Class A and Class B
Common Stock are identical except that Class A Common Stock is voting but not entitled to dividends and Class B Common Stock is non-voting but has the right to receive dividends.

   The following table sets forth certain information regarding the beneficial ownership of each class of NMAC's Common Stock by each entity that owns 5% or more of such Common Stock:

                          Class of Stock,
                            Amount of                     Name and Address
 Name and Address       Beneficial Ownership                  of Affiliated
 of Beneficial Owner    and Percent of Class(1)     Financial Institution(1)

                       Class A   %  Class B    %
Craigie Incorporated     370     50.5   333    20.0   --
Richmond, Virginia

Colonial Service Corp.   40       5.5   148     8.9   Atlantic Permanent
Norfolk, Virginia                              Federal Savings Bank, F.S.B.
                                                 Norfolk, Virginia
                                                 (See Note (2))

Jefferson Funding        40      5.5    148     8.9   Jefferson Savings and
Corporation                                           Loan Association
Warrenton, Virginia                                   Warrenton, Virginia
                                                      (See Note (5))

Investors Svc. Corp.     40      5.5    148    8.9   Investors Savings Bank
Richmond, Virginia                                   Richmond, Virginia
                                                      (See Note (2))

Pioneer Fin. Svc. Inc.   40      5.5    148    8.9   Pioneer Federal
Richmond, Virginia                                   Savings and Loan
                                                     Association
                                                     Hopewell, Virginia
                                                     (See Note (4))

Roanoke Valley Service   40      5.5   148     8.9   CorEast Federal
Corporation                                          Savings Bank, F.S.B.
Roanoke, Virginia                                    Roanoke, Virginia
                                                     (See Note (2))

Security Financial Svc. 40      5.5    148     8.9   Security Federal
Corporation                                          Savings and Loan
Richmond, Virginia                                   Association
                                                     Richmond,Virginia
                                                     (See Note (2))

                           Class of Stock,
                            Amount of                   Name and Address
Name and Address        Beneficial Ownership                 of Affiliated
of Beneficial Owner     and Percent of Class(1)    Financial Institution(1)

                       Class A    %  Class B   %
Southern Service Corp.  40      5.5   148    8.9    Virginia Federal
Richmond, Virginia                                  Savings and Loan
                                                    Association
                                                    Richmond, Virginia
                                                    (See Note (3))

Southside Service Corp. 40     5.5    148     8.9   Virginia First
Petersburg, Virginia                                Savings Bank, F.S.B.
                                                    Petersburg, Virginia

The First Colony Svc.   40     5.5    148     8.9   Life Federal Savings
Corporation                                         Bank, F.S.B.
Norfolk, Virginia                                   Norfolk, Virginia
     _______________
     NOTES:

(1) None of the financial institutions are affiliates of each other, and none insures or guarantees payment of principal or interest on NMAC's
Bonds, any funding agreement or any Mortgage Collateral.

(2) To the best of knowledge this institution is now under the management of Federal Banking Regulators.

(3) In December, 1988 the Virginia Federal Savings and Loan Association was purchased by MNC Financial Corporation of Baltimore, Maryland and subsequently purchased by Crestar Bank, Richmond, Virginia.

(4) In August, 1994, Pioneer Federal Savings and Loan was purchased by
Signet Banking Corporation, Richmond, Virginia.

(5) In January, 1995, Jefferson Savings & Loan Association was purchased by
Crestar Bank, Richmond, Virginia.

Item 13.  Certain Relationships and Related Transactions

   During the year ended December 31, 1995, NMAC incurred general and administrative expenses in connection with the management agreements described in Item 1 with Craigie Incorporated amounting to $40,000.
Directors Allen Mead Ferguson, John Thomas West, IV, George B.Pugh, Jr.,
John W. Wright, and Merlin T. Grim of NMAC are all shareholders and officers of Craigie Incorporated.

                               PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)  (1)(2)    The response to this portion of Item 14 is submitted in
  Appendix A.

           (3)  See Exhibit Index immediately preceding Exhibits.

  (b) No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 1995.

  (c)  See Exhibits and Exhibit Index.

  (d)  Financial Statements Schedules - Included at (a)(2).

   Supplemental information furnished with reports filed pursuant to
   Section 15(d) of the Act by registrants which have not registered securities pursuant to Section 12 of the Act.

   NMAC has not sent an annual report or proxy material to its security holders and does not intend to distribute such information.


                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities
  Exchange Act of 1934, NMAC has duly caused this report to be signed on its behalf by the undersigned there and to duly authorize.

                                  NATIONAL MORTGAGE ACCEPTANCE
                                       CORPORATION


                                By:  _____________________________
                                Allen Mead Ferguson, Chairman of the
                                Board of Directors


  Pursuant to the requirements of the Securities and Exchange Act of 1934, this report is cosigned below by the following persons on behalf of NMAC and in the capacities and on the dates indicated.

 Date:

 March 20, 1996                     By:  _____________________________
                                    Allen Mead Ferguson, President,
                                    Chairman of the Board, and Director
                                    (Chief Executive Officer)


March 20, 1996                     By:  _____________________________
                                   John Thomas West, IV
                                   Secretary, Treasurer and Director
                                   (Principal Financial Officer &
                                    Principal Accounting Officer)


March 20, 1996                     By:  _____________________________
                                   George B. Pugh, Jr., Director


March 20, 1996                     By:  _____________________________
                                   John W. Wright
                                   Vice President and Director


March 20, 1996                     By:  _____________________________
                                   Merlin T. Grim, Director


                                    APPENDIX A


Item 15(a) (1) and (2)

(a)  The following documents are filed as part of this report:

       (1)  Financial Statements:

           Report of KPMG Peat Marwick LLP, Independent Auditors

           Balance Sheets at December 31, 1995 and 1994

       Statements of Operations and Retained Earnings for the years ended December 31, 1995, 1994 and 1993

       Statements of Cash Flows for the years ended December 31, 1995,
       1994 and 1993.

               Notes to Financial Statements

     All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.





     Independent Auditors' Report




 The Board of Directors and Shareholders
 National Mortgage Acceptance Corporation:


 We have audited the accompanying balance sheets of National Mortgage
 Acceptance Corporation as of December 31, 1995 and 1994, and the related statements of operations and retained earnings and cash flows for each of the years in the three years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

 We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Mortgage
 Acceptance Corporation as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three years then ended in conformity with generally accepted accounting principles.

 Effective January 1, 1994, the Company changed its method of accounting for investments to adopt the provisions of the Financial Accounting Standards
 Board's Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities.




Richmond, Virginia
March 15, 1996


NATIONAL MORTGAGE ACCEPTANCE CORPORATION

Balance Sheets

December 31, 1995 and 1994

                                     Years ended December 31,
                                     1995                    1994
Assets
Cash                                  8,586                 7,174
Trading securities, at fair
 value                              235,292               222,491
Restricted cash and
investments
   - Series 1985-A
    working capital reserve,
  at fair value (note 4)            828,314               785,442
Loans receivable from
     affiliates,
     estimated fair value of
   $22,948,000 in 1995
    (note 3)                     21,242,798            37,378,026
 Accrued interest receivable
 from affiliates                  1,194,907             1,676,889
 Other assets                        23,763                32,162

                                 23,533,660            40,102,184


Liabilities and
 Shareholders' Equity

 Liabilities:
 Bonds payable, estimated
  fair value of $21,986,000
 in 1995(note 5)                 21,242,798            37,462,181
 Accrued interest payable
  (note 5)                        1,194,907             1,592,734
  Other liabilities,
   principally to
  affiliates (note 3)               864,405               828,123

Total liabilities                23,302,110            39,883,038


 Shareholders' equity:
 Common stock; $1 par value:
 Class A (without right
   to dividend) - authorized
  7,500 shares,issued and
 outstanding  730 shares                730                  730
   Class B (nonvoting)
  - authorized 7,500 shares,
 issued and outstanding
   1,665 shares  1,665                1,665
 Paid-in capital                    182,565              182,565
 Retained earnings                   46,590               34,186

Total shareholders' equity          231,550              219,146

                                 23,533,660           40,102,184

See accompanying notes to financial statements.


NATIONAL MORTGAGE ACCEPTANCE CORPORATION
Statements of Operations and Retained Earnings

Years ended December 31, 1995, 1994 and 1993

                               Years ended December 31,

                                          1995        1994        1993
Revenues:
Interest income on loans
  to affiliates                    $ 3,217,819     4,419,373   6,711,685
  Other interest income                 12,618        14,332      13,877
  Management fees
  from affiliates (note 8)              98,680       119,663     127,997
  Net trading securities gains
         (losses)                       10,519       -10,538         -

 Total revenues                      3,339,636     4,542,830   6,853,559


 Expenses:

 Interest on bonds                    3,217,819      4,419,373   6,711,685
 Management fees (note 8)                98,680        119,663     127,997
 Other                                   10,733         14,762      14,903

 Total expenses                       3,327,232      4,553,798   6,854,585


 Income (loss) before income taxes       12,404        -10,968      -1,026

 Income tax expense
     (benefit) (note 7)      -              600        -600

 Net income (loss)                       12,404        -11,568        -426

 Retained earnings at
    beginning of year                    34,186         45,754      46,180
 Retained earnings at end of year      $ 46,590         34,186      45,754

 Income (loss) per share               $   5.18          -4.83       -0.18

 See accompanying notes to financial statements.

NATIONAL MORTGAGE ACCEPTANCE CORPORATION

Statements of Cash Flows

Years ended December 31, 1995, 1994 and 1993


                                             Years ended December 31,
                                             1995      1994        1993
Cash flows from operating activities:
Net income (loss)                      $   12,404    -11,568        -426
Adjustments to reconcile net income
 (loss) to net cash provided
   by operating activities:
Increase in trading securities            -12,801    -57,150           -
(Increase) decrease in restricted
 cash and investments - working
  capital reserve                         -42,872    -39,925      67,828
 Decrease in accrued interest
   receivable from affiliates             481,982    872,099     960,036
(Increase) decrease in other assets         8,399        -46      12,508
 Increase (decrease) in accrued
  interest payable                       -397,827   -879,641     745,529
Interest added to Class A-4 and C-5
bonds payable                             445,692    405,751   2,185,010
 Increase (decrease) in other
  liabilities, principally
    to affiliates                          36,282     36,812     -77,549

Net cash provided by
  operating activities                    531,259    326,332   3,892,936

Cash flows provided by
   investing activities:
 Payments received on loans
  to affiliates                       16,135,228  21,102,364  28,705,710
 Proceeds from sale of marketable
  securities                                                      70,000
 Purchases of marketable securities                              -50,104

Net cash provided by
 investing activities                 16,135,228  21,102,364  28,725,606

Cash flows used for financing
 activities -  payments on
  bonds payable                      -16,665,075 -21,500,573 -32,596,285

Net increase (decrease) in cash            1,412     -71,877      22,257

Cash at beginning of year                  7,174      79,051      56,794

 Cash at end of year                 $     8,586       7,174      79,051

Supplemental disclosure
  of cash flow information:
       Cash paid during the
        year for interest            $ 3,615,646    4,893,263   3,781,146
 Cash paid for income taxes                1,718          -            -


  See accompanying notes to financial statements.

   NATIONAL MORTGAGE ACCEPTANCE CORPORATION
   Notes to Financial Statements
   December 31, 1995 and 1994

     (1)  Organization

      National Mortgage Acceptance Corporation ("NMAC" or the "Company"), formerly Thrift Financing Corporation, is a limited purpose finance subsidiary of Craigie Incorporated ("Craigie") which owns 51% of the Class A common stock and 20% of the Class B common stock. The remaining
Class A and C
lass B common stock is owned by subsidiaries of institutions involved in the thrift industry. NMAC was organized on October 19, 1984 for the purpose of providing access to certain capital markets for qualified financial institutions and their affiliates. NMAC acts as a conduit for such institutions by the issuance of its Thrift Industry Mortgage
Collateralized Obligation Bonds and other series of Bonds (Bonds).
The issues are structured so that collection of principal and interest from loans receivable from affiliates, including the effects of prepayments thereon, equal the amount of principal and interest due on the related bonds. NMAC generally obtains bond offering fees at the bond issuance date and administrative fees, as defined, for each offering over the period the Bonds remain outstanding.

      Collateralized Mortgage Obligation (CMO) Issuances

     When issued as a CMO, each series of Bonds is secured by the mortgage collateral and related funding agreements or promissory notes entered into by the participating thrift institutions or their finance subsidiaries.
Each series of Bonds is specifically collateralized by mortgage-backed securities. Such collateral was initially pledged to NMAC which in turn pledged the collateral to an independent trustee.

     As principal and interest are received by the trustee, the bonds payable and the funding agreements/notes receivable are concurrently reduced, as defined within each individual series supplement to the bond indenture and funding agreement, respectively. Principal and interest are payable semiannually or quarterly.

     As of December 31, 1995, NMAC had issued two collateralized mortgage obligations (Series 1985-A and Series C), lending the proceeds therefrom to finance subsidiaries of institutions that are affiliated with certain shareholders of NMAC. Only Series 1985-A was outstanding at December 31,
1995.

     Real Estate Mortgage Investment Conduit (REMIC) Issuance

   For Bonds issued after January 1, 1987 and for which an election was made for "real estate mortgage investment conduit" status under the Internal Revenue Code of 1986, as amended, NMAC simultaneously issued a series of its Bonds and purchased mortgage collateral. The collateral is segregated into an asset pool comprising the trust estate for that series of Bonds. The Bonds of such series are considered "regular interests" in such a REMIC. The trust assets serve as the sole collateral for the repayment of such series of Bonds. The REMIC also issues residual interest certificates, whereby the holder's cash investment entitles it to receive excess cash flow from the trust estate for such series of Bonds, defined as the excess of the payments of principal and interest on the collateral for that series of Bonds, and reinvestment earnings thereon, over bond principal and interest costs and related expenses. As of December 31, 1995, NMAC had issued two series of Bonds (Series B and Series D) under the REMIC structure.

(2)  Summary of Significant Accounting Policies

      Investment Securities

     The Company adopted the provisions of Statement of Financial
Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (Statement No. 115), on January 1, 1994. Under
Statement No. 115, the Company classifies all of its investment securities and restricted cash and investments in the Series 1985-A working capital reserve (working capital reserve securities) as trading.
Trading securities are bought and held principally for the purpose of selling them in the near term. Restatement of prior year financial statements is not permitted under Statement No. 115.

     Trading securities and working capital reserve securities are recorded at fair value based on quoted market prices. Gains and losses on trading securities are included in earnings. Realized and unrealized gains and losses on working capital reserve securities are recorded as an adjustment to interest rebates payable (see notes 3 and 4).

    Realized gains and losses are determined using the specific identification method.

     Loans Receivable and Bonds Payable

   The issuance of Bonds is treated as a financing unless the transaction qualifies as a sale of assets under generally accepted accounting principles. To date, the Bonds issued under the CMO structure have been accounted for as financings while the Bonds issued as a REMIC structure have qualified for sale treatment. No gain or loss, exclusive of bond offering fees in excess of related expenses, resulted from the sales. Due to the reduction of the loans receivable and bonds payable as a function of payments of the underlying collateral, the ultimate timing of the maturities of the respective loans and bonds is not readily determinable.
The estimated fair value of loans receivable is determined based on quoted market prices for the underlying collateral. The estimated fair value of bonds payable is determined based on quoted market prices for the bonds.

    Interest Income and Expense

    Interest income, net of rebates (see note 3), and interest expense are recorded as accrued.


    Bond Issuance Costs

   Costs related to the issuance of a specific series of Bonds are charged to the entities participating in the offering. Ongoing costs related to registration statements and related prospectus material, prepared in anticipation of future offerings, are expensed as incurred.
No such costs were incurred from 1993 through 1995.

   Earnings Per Share

    Earnings per share are computed by dividing net income or loss by the weighted average number of shares of Class A and Class B common stock
(2,395 for 1995, 1994 and 1993) outstanding during the period.

    Income Taxes

    Effective January 1, 1993, the Company adopted Statement of Financial
Accounting Standards No. 109, Accounting for Income Taxes. No cumulative effect of the change in accounting for income taxes was recorded because it was not material to the Company's financial statements. Under the asset and liability method of Statement No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.

         Reclassifications

    Certain reclassifications have been made in the prior years financial statements in order to conform with 1995 presentations.

(3)  Loans Receivable

     Loans receivable on the Series 1985-A Bonds are expected to mature in varying amounts prior to the year 2016. The loan agreements, as amended, generally provide for interest to be paid at a rate equal to the lesser of the highest bond interest rate or the weighted bond interest rate plus
20 basis points per annum. The resulting effective rates of interest on the loans (equal to the lesser of 11.25% or the weighted average rate on the debt plus 20 basis points) were 11.25% in 1995, 1994 and 1993.
Interest rebates payable and accumulated earnings from restricted cash and investments are included in other liabilities and aggregated approximately
$828,000 and $785,000 as of December 31, 1995 and 1994, respectively.
The timing of payment of such rebates is at the discretion of the management of NMAC.

    The loan receivable on the Series C Bonds was repaid during 1995 when the Series C Bonds were redeemed by the Company. Prior to 1995, the loan agreement carried an interest rate equal to the weighted bond interest rate on the corresponding bonds. Interest rates on this loan receivable were 8.25% and 7.74% for 1994 and 1993, respectively.

    The funding agreements for the Series 1985-A and Series C Bonds are collateralized by mortgage-backed securities and by certain debt service funds owned by the participating financial institution subsidiaries.
Those funds and the collections on the mortgage-backed securities are held by the bond trustee until the respective semiannual or quarterly payment dates, at which time they are distributed as payments on the Bonds. Excess funds (rebates) on the Series 1985-A Bonds, if any, are available for return to the participating thrift institution subsidiaries.

    Loans receivable of $11,905,753 at December 31, 1995 are from affiliates which were originally seized by the Resolution Trust
Corporation and subsequently believed to be under the management of federal banking regulators. The Company believes it will realize these receivables through cash flows received from the underlying mortgage collateral.

  (4)  Restricted Cash and Investments

     Restricted cash and investments represent interest rebates which have been invested in U.S. government agency obligations, mortgage backed obligations, corporate obligations, cash and cash equivalents and are restricted to repaying the interest rebates payable and the income earned on these funds.

  (5)  Bonds Payable

    Series 1985-A Bonds payable had aggregate effective rates of interest of approximately 11.25% during 1995, 1994 and 1993, respectively.
The Series C Bonds were retired during 1995. The Series C Bonds had aggregate effective rates of interest of approximately 8.5%, 8.25% and 7.74% during 1995, 1994 and 1993, respectively. Each series is collateralized by the respective loans receivable (together with collateral thereon) and consist of the following as of December 31, 1995 and 1994:


                                  Stated               Principal balance
                     Interest     maturity                December 31,
     Class           Rate         date              1995            1994
    Series 1985-A:
     A-4            11.25 %   January 1, 2016  $ 21,242,798     21,242,798
     Series C:
     C-3             8.50    October 20, 2015       -            4,696,475
     C-4             6.2125* October 20, 2015       -            1,565,436
     C-5             9.50       July 20, 2018       -            4,611,791
                                          --------------------------------
                                                    -           10,873,702
                                          --------------------------------
                                                $ 21,242,798    37,462,181
  * Floating interest rate based on London interbank offered quotations for three-month Eurodollar deposits.
    The Series 1985-A Bonds are due serially for each Class and require the payment of interest semiannually.

      The current stated principal value of the collateral (FHLMC participation certificates) plus the cash and investments in the various debt service funds for the Series 1985-A aggregate approximately
$26,113,000 as of December 31, 1995. These assets are held by the trustee and, although not assets of NMAC, are pledged, together with interest income thereon, as collateral for the Bonds.

 (6)  REMIC Issuances

    NMAC has issued two REMIC series, aggregating $333,067,000 (Series B
Bonds) and $300,500,000 (Series D Bonds) at issuance. Concurrent with the issuance of these bonds, NMAC sold the entire residual interest in the respective segregated asset pool comprising the trust estate. A portion of the Series B residual interest was purchased by affiliates of certain shareholders.

    As of December 31, 1995 and 1994, the following Bonds, which are not recorded as liabilities of NMAC, were outstanding:

                           Stated         Principal balance
            Interest      maturity          December 31,
Class         rate          date         1995             1994
Series B:
 B-3         8.55%     May 20, 2018 $ 33,168,824      40,313,744
 B-4         9.1       May 20, 2018    8,087,721       8,087,721

                                    $ 41,256,545      48,401,465



    The offering consisted of Class B-2 Bonds (Standard Bonds), which were retired during 1994, Class B-3 Bonds (the Planned Amortization Class Bonds)
 and Class B-4 Bonds (the Compound Interest Bonds).



                           Stated                Principal balance
             Interest     maturity                  December 31,
     Class     rate         date              1995              1994
     Series D:
      D-2       6.71%     May 01, 2016          189,945        3,835,493
      D-4       7.125     May 01, 2016          280,212        5,658,262
      D-5       6.9625    May 01, 2016           85,065        1,717,687
      D-6       9.75    November 01, 2017    51,000,000       51,000,000
                                           $ 51,555,222       62,211,442

      The offering consists of Class D-4 and D-6 Bonds (Standard Bonds) and
Class D-2 and D-5 Bonds (the Floating Rate Bonds). The floating interest rates are based on the London interbank offered quotations for three-month
Eurodollar deposits.

     The current stated principal value of the collateral (FHLMC participation certificates for Series B and GNMA certificates for Series D) aggregates approximately $44,334,000 and $56,261,000, respectively, as of December 31, 1995. Such collateral, together with interest income thereon, is only available to repay the specific bond series.

     (7)  Income Taxes

     As discussed in note 2, the Company adopted Statement No. 109 as of January 1, 1993. No cumulative effect of change in accounting for income taxes was recorded because it was not material to the Company's financial statements.

       The components of income tax expense (benefit) for 1995, 1994 and 1993 were as follows:


                                                December 31,
                                     1995        1994        1993
        Federal - current      $       -           -           -
        State - current                -           -           -
        Federal - deferred             -          420        -420
        State - deferred               -          180        -180

         Income tax expense
         (benefit)              $       -          600        -600


       The actual income tax expense (benefit) for 1995, 1994 and 1993 differs from the "expected" income tax benefit (computed by applying the statutory U.S. federal corporate income tax rate of
       35% to "income (loss) before income taxes" as follows:

                                              Years ended December 31,
                                  1995              1994            1993
  Income tax expense (benefit)
    at statutory rate           $  4,340            -3,839            -359
  Effect of surtax exemption      -2,480             2,194             205
  State tax expense (benefit),
    net of federal expense (benefit) 630              -563            -154
  Change in valuation allowance   -2,490             2,820              -
  Other                               -                -12            -292

   Actual income tax expense
    (benefit)                   $     -                600            -600

    The significant components of the net deferred tax asset at December
     31, 1995 and 1994 were as follows:
                                                           December 31,

                                                          1995     1994

Deferred tax asset - net operating loss carryforward  $  330        2,820
Less valuation allowance                                 330        2,820

   Net deferred tax asset                             $   -            -


    Management has determined that the ability of the Company to realize any deferred tax assets will depend on future earnings. Since future earnings cannot be assured, a valuation allowance has been established in 1995 and 1994.


(8)  Related Party Transactions

    Under the terms of its management contract, Craigie provides office space and equipment and certain managerial, administrative, financial and other services to NMAC. Management fees are charged to NMAC and ultimately to the borrowers as an ongoing cost determined at the date of the bond offering.

    Management fees are computed as a percentage of the outstanding bonds.
Management fees paid to Craigie were approximately $40,000, $56,000 and $71,500 during 1995, 1994 and 1993, respectively.

    Craigie acts as co-managing underwriter for all of the Bond offerings and is the counterparty to all securities transactions entered into by the Company.

                              EXHIBIT INDEX

3.1  Restated Articles of Incorporation of Thrift Financing Corporation
("TFC") (since June 2, 1989 National Mortgage Acceptance Corporation and hereinafter referred to as "NMAC"), previously filed as Exhibit 3.1 to NMAC's, Registration Statement on Form S-11, Registration No. 2-97573, and incorporated by reference.

3.2 Articles of Amendment to NMAC's Restated Articles of Incorporation, previously filed as Exhibit 3.2 to NMAC's Registration Statement on Form S-11, Registration No. 2-97573, and incorporated by reference.

3.3  Bylaws of NMAC, previously filed as Exhibit 3.4 to NMAC's Registration
Statement on Form S-11, Registration No. 2-97573, and incorporated by reference.

3.4  Articles of Amendment dated June 1, 1989 to Restated Articles of
Incorporation previously filed as Exhibit 3.5 to NMAC's Post-Effective
Amendment No. 1 on Form S-3 to S-11 Registration No. 33-19023 and incorporated by reference.

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

11.1 See Appendix A.

12.1 Statement re computation of ratios.


NATIONAL MORTGAGE ACCEPTANCE CORPORATION
RATIO OF EARNINGS TO FIXED CHARGES

                                      Year Ended December 31,
                      1995        1994      1993        1992        1991
Earnings:
Income (Loss)
before
income taxes          12,404     -10,968     -1,026      -2,301       1,927
Fixed charges      3,217,819   4,419,373  6,711,685   9,784,956  12,426,892
                   ---------   ---------  ---------   ---------  ----------
                   3,230,223   4,408,405  6,710,659   9,782,655  12,431,819

Fixed charges:
Interest expense   3,217,819   4,419,373  6,711,685   9,784,956  12,429,892

Ratio of
earnings to
fixed charges        1.004       0.998      1.000       1.000      1.000
