Form 10-Q
period 1996-03-31
NATIONAL MORTGAGE ACCEPTANCE CORP
filed 1996-05-15
CIK 768600

FORM 10-Q

                Securities and Exchange Commission
                     Washington, D. C.  20549

            Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934

                For Quarter Ended:  March 31, 1996
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

               Class A Common Stock:         730 shares
               Class B Common Stock:         1,665 shares

Part I:   FINANCIAL INFORMATION

March 31, 1996

Item 1.   Financial Statements

          Attached as Appendix A.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Attached as Appendix B.

Part II:  OTHER INFORMATION

Item 1.   Legal Proceedings - None

Item 2.   Changes in Securities - None

Item 3.   Defaults on Senior Securities - None

Item 4.   Submission of Matters to Vote of Security Holders -
Information regarding election of directors by the registrant's voting shareholders previously reported in registrant's report on Form 10-K for its year ending December 31, 1995, as filed March 28, 1996.

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

Date:          May 8, 1996

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

11.  Not applicable.  Information in Appendix A.

15.  Not applicable.

18.  Not applicable.

19.  Not applicable.

20.  Not applicable.

23.  Not applicable.

24.  Not applicable.

25.  Not applicable.

28.  Not applicable.

Statements of Financial Condition

NATIONAL MORTGAGE ACCEPTANCE CORPORATION

                                        March 31, 1996       December 31, 1995
                                                    (unaudited)
ASSETS
  Cash                                          2,668                  8,586
  Trading securities, at market value         233,609                235,292
  Restricted cash and investments -
   Series 1985-A working capital reserve      841,012                828,314
  Loans receivable from affiliates         19,492,970             21,242,798
  Accrued interest receivable
    from affiliates                           548,240              1,194,907
  Other assets                                 19,455                 23,763

                     TOTAL ASSETS          21,137,954             23,533,660

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
     Bonds payable                         19,492,970             21,242,798
     Accrued interest payable                 548,240              1,194,907
     Other liabilities, principally to a      869,707                864,405

                     TOTAL LIABILITIES     20,910,917             23,302,110

SHAREHOLDERS' EQUITY
  Common stock; $1 par value:
    Class A (without right to dividend)-
      authorized 7,500 shares, issued and
      outstanding 730 shares                      730                    730
    Class B (non-voting)-- authorized
      7,500 shares, issued and outstanding
      1,665 shares                              1,665                  1,665
  Paid-in capital                             182,565                182,565
  Retained earnings                            42,077                 46,590

           SHAREHOLDERS' EQUITY               227,037                231,550

           TOTAL LIABILITIES AND
              SHAREHOLDERS' EQUITY         21,137,954             23,533,660

The accompanying notes are an integral part of these financial statements.

Statements of Operations and Retained Earnings

NATIONAL MORTGAGE ACCEPTANCE CORPORATION

                                                Three Months Ended
                                                      March 31,
                                           1996                     1995
                                                     (unaudited)
REVENUES
  Interest on loans                    $  548,240                $ 883,947
  Other interest                            5,003                    2,402
  Management fees                          20,301                   25,825
  Net unrealized securities
    trading gains                          (6,564)                   5,781

                                          566,980                  917,955

COSTS AND EXPENSES
  Interest on bonds                       548,240                  883,947
  Management fees                          20,301                   25,825
  Other                                     2,952                    2,941

                                          571,493                  912,713

NET LOSS
  BEFORE INCOME TAXES                      (4,513)                   5,242

INCOME TAX EXPENSE (BENEFIT)                     0                   1,055


NET LOSS                                    (4,513)                  4,187

RETAINED EARNINGS AT
  BEGINNING OF PERIOD                       46,590                  34,186


RETAINED EARNINGS AT
  END OF PERIOD                         $   42,077               $  38,373

LOSS PER SHARE                          $    (1.88)              $    1.75

The accompanying notes are an integral part of these financial statements.

Statements of Cash Flows
NATIONAL MORTGAGE ACCEPTANCE CORPORATION

                                  Three Months Ended       Three Months Ended
                                   March 31, 1996            March 31, 1995
                                                  (unaudited)
Cash flows from operating activities:
  Net income (loss)               $         (4,513)         $          4,187
  Adjustments to reconcile net
   income (loss) to net cash provided by (used for)
   operating activities:
    Net unrealized securities trading         6564                    (5,781)
    Cash and related investments
     restricted - Series 1985-A Working
     Capital Reserve                        (12,698)                 (11,354)
    Accrued interest receivable
     from affiliates                        646,667                  843,300
     Decrease in accrued interest payable
                                           (646,667)                (844,767)
     Interest added to Class A-4 and C-5
       bonds payable (See Note B)                 0                  107,532
    Trading securities                       (4,881)                   7,708
    Other assets                              4,308                   10,392
    Other liabilities, principally
     to affiliates                            5,302                   (5,732)

           Total adjustments                 (1,405)                 101,298

   Net cash provided by (used for)
    operating activities                     (5,918)                 105,485

Cash flows from investing activities:
  Payments received on loans to
  affiliates                              1,749,828                3,660,705
Cash flows from financing activities:
  Payments on bonds payable              (1,749,828)              (3,766,770)

Net decrease in cash                         (5,918)                    (580)

Cash at beginning of period                   8,586                    7,174

Cash at end of period                   $     2,668            $       6,594

The accompanying notes are an integral part of these financial statements.

                                                 APPENDIX A (4/4)

NOTES TO FINANCIAL STATEMENTS

NATIONAL MORTGAGE ACCEPTANCE CORPORATION

March 31, 1996


NOTE A (Unaudited)

     These financial statements should be read in conjunction with the financial statements and notes thereto in National Mortgage Acceptance Corporation's ("NMAC") Annual Report for the year ended December
31, 1995.  The financial statements for the three months ended March
31, 1996, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations, financial position, and cash flows for the interim periods. These amounts are not necessarily indicative of results for a full year.

NOTE B (Unaudited)

     The remaining Series C bonds were retired on October 20, 1995.

                                                      APPENDIX   B
                                                      TO FORM 10-Q

Management's Discussion and Analysis of Financial Condition and
Results of Operations

NATIONAL MORTGAGE ACCEPTANCE CORPORATION

March 31, 1996

     During the first quarter ended March 31, 1996.   National Mortgage
Acceptance Corporation ("NMAC") did not issue any new series of its TIMCO (Thrift Industry Mortgage Collateralized Obligation) or
Mortgage Collateralized Obligation Bonds.

     During the three (3) month period ending March 31, 1996, NMAC revenues were $566,980, which consisted primarily of i) interest on loans receivable under funding agreements between NMAC and the participating borrowers for NMAC's TIMCO Bonds, Series 1985-A
(FHLMC Certificates) (the "Series 1985-A Bonds) and ii) Management Fees received for the on-going administration of three outstanding Bonds Series (Series 1985-A, Series B (FHLMC Certificates), and Series D (GNMACertificates). Future revenues are expected to be provided from interest payments on funding agreements for the Series A Bonds, from one or more subsequent series of NMAC's Bonds, when and if issued, from mortgage collateral acquired by NMAC and pledged to secure any subsequent series of NMAC's Bonds, and from amounts received in excess of costs incurred by NMAC in the issuance of subsequent series of NMAC's Bonds.

     NMAC has caused an election to be made under the Internal
Revenue Code of 1986, as amended (the "Code"), to have the Trust
Estates for the Series B Bonds and the Series D Bonds taxed as separate real estate mortgage investment conduits (each, a "REMIC"), in which the Series B Bonds and the SeriesD Bonds are "regular interests," as defined in the Code, with respect to the related REMIC. Other than its on-going fees for administration of the Series B and the Series D
Bond REMICs, NMAC has no future economic benefit in the segregated asset pool comprising either the Series B Bond REMIC or the Series D Bond REMIC. The "residual interest" in each of the Series
B Bond and Series D Bond REMICs was sold by NMAC for cash in 1987. Accordingly, neither the collateral for the Series B Bonds or the Series D Bonds nor the Series B Bonds or Series D Bonds are recorded as assets or liabilities, respectively, of NMAC. The interest income on the collateral for, and the related interest expense on, the Series B
Bonds will be recorded only within the Series B Bond REMIC and the interest income on the collateral for, and the related interest expense on, the Series D Bonds will be recorded only within the Series D Bond
REMIC. Neither the interest income nor the related interest expense on either of these REMIC Series will have an impact on NMAC's financial statements.

     Interest on NMAC's outstanding Series 1985-A Bonds was the major source of costs and expenses for the period. Cash flow from payments on the loans receivable securing the Series 1985-A Bonds are anticipated to provide cash sufficient to make all required payments on the related series of Bonds. Consequently, NMAC anticipates that it will have no additional cash requirements with respect to any of its outstanding Bonds.

     NMAC believes sufficient liquidity and capital resources exist to pay all amounts due on the Series 1985-A and all other expenses of NMAC. Furthermore, because each Series of Bonds is secured by collateral paying interest at specified or determinable maximum rates and payments on each Series of Bonds are designed not to exceed payments received on the collateral for the related Series, inflationary pressures have not affected, and are not expected to affect, significantly the ability of NMAC to meet its obligations as they become due.

     NMAC has no salaried employees and has entered into management and administrative service agreements with Craigie Incorporated ("Craigie"), an affiliate of NMAC, pursuant to which Craigie provides NMAC with administrative, accounting and clerical services, office space and the use of the service mark "TIMCO" for the registrant's Bonds. Under these agreements, Craigie receives fees from NMAC in connection with each funding agreement executed between NMAC and the participating borrowers and with respect to the residual interests with respect to the registrant's Series B and SeriesD Bonds. Fees paid to NMAC by participating borrowers with respect to its Series A Bonds and the holders of the residual interest with respect to its Series B and Series D Bonds are expected by NMAC to be sufficient to provide for all on-going costs and expenses with respect to the outstanding Series of its Bonds. NMAC therefore anticipates that it will have no additional cash or liquidity requirements with respect to its obligations under any outstanding Series of its Bonds. Payments under the management and administrative services agreements between NMAC and Craigie are not expected to exceed the amount received by NMAC as on-going fees paid to it by participating borrowers under their funding agreements and/or holders of the residual interest with respect to the Series B REMIC. Texas Commerce Bank National
Association, trustee for all outstanding Series of NMAC's Bonds, also holds funds in expense reserve accounts established under the Series Supplements for certain of NMAC's outstanding Bonds to provide for future expenses of the Trustee with respect to the related Series Supplement if other funds are insufficient therefore. Such amounts are held under the respective Series Supplements and are not recorded in the financial statements.

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

     With respect to certain of its administration duties for the Series D REMIC, NMAC hascontracted with Financial Asset Management
Corporation ("FAMC") (formerly M.D.C. Consulting, Inc.). Amounts due FAMC for services rendered are paid from amounts received by NMAC for administrative services from holders of the Series D REMIC residual interest and are less than the grossamount payable by such holders to NMAC.

     As of March 31, 1996, NMAC's assets were $21,137,954 including $236,277 in unrestricted cash and trading securities. This cash balance, plus interest earnings from the investment thereof, is available to pay NMAC's annual operating expenses, and, if and to the extent necessary, amounts in connection with the outstanding Bonds of NMAC.