Form 10-Q
period 1996-09-30
NATIONAL MORTGAGE ACCEPTANCE CORP
filed 1996-11-12
CIK 768600

FORM 10-Q

Securities and Exchange Commission
Washington, D. C.  20549

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended:  September 30, 1996
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

September 30, 1996

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


                    By:  _______________________________________
                         John Thomas West, IV
                         Secretary/Treasurer
                         Principal financial officer and
                         duly authorized officer
Date:          August 7, 1996

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

          25.  Not applicable.

          28.  Not applicable.

Statements of Financial Condition

NATIONAL MORTGAGE ACCEPTANCE CORPORATION

                                        September 30, 1996    December 31, 1995
                                                              (unaudited)
ASSETS
  Cash                                                962                 8,586
  Trading securities, at market value             238,016               235,292
  Restricted cash and investments -
    Series 1985-A working capital
     reserve at market value                      773,423               828,314
Loans receivable from affiliates               17,328,606            21,242,798
  Accrued interest receivable
    from affiliates                               487,367             1,194,907
  Other assets                                     18,749                23,763

               TOTAL ASSETS                    18,847,123            23,533,660

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
     Bonds payable                             17,328,606            21,242,798
     Accrued interest payable                     487,367             1,194,907
     Other liabilities, principally to            798,645               864,405

         TOTAL LIABILITIES                     18,614,618            23,302,110

SHAREHOLDERS' EQUITY
  Common stock; $1 par value:
    Class A (without right to dividend)-
      authorized 7,500 shares, issued and
      outstanding 730 shares                       730                      730
    Class B (non-voting)-- authorized
      7,500 shares, issued and outstanding
      1,665 shares                               1,665                    1,665
  Paid-in capital                              182,565                  182,565
  Retained earnings                             47,545                   46,590

    SHAREHOLDERS' EQUITY                       232,505                  231,550

                TOTAL LIABILITIES AND
                 SHAREHOLDERS'              18,847,123              23,533,660

The accompanying notes are an integral part of these financial statements.

Statements of Operations and Retained Earnings

NATIONAL MORTGAGE ACCEPTANCE CORPORATION

                            Three Months Ended      Nine Months Ended
                            September 30,                   September 30,
                              1996      1995           1996        1995
                                (unaudited)       (unaudited)
REVENUES
  Interest on loans       $487,367   $810,898     $1,583,847  $2,574,462
  Other interest             3,578      3,580         11,643       9,328
  Management fees           19,476     22,813         60,146      73,803
  Net unrealized
     securities              3,345      2,653        (1,740)       8,195

                           513,766    839,944      1,653,896   2,665,788

COSTS AND EXPENSES
  Interest on bonds       487,367     810,898     1,583,847    2,574,462
  Management fees         19,476       22,813       60,146        73,803
  Other                   3,075         2,586       8,948          8,174

                          509,918     836,297     1,652,941    2,656,439

NET INCOME
  BEFORE INCOME
   TAXES                  3,848          3,647        955        9,349

INCOME TAX
EXPENSE                     0            738           0         1,883

NET INCOME                3,848        2,909          955        7,466

RETAINED EARNINGS AT
  BEGINNING OF
   PERIOD               43,697        38,373       46,590        34,186

RETAINED EARNINGS AT
  END OF PERIOD         $47,545      $41,282      $47,545       $41,652

EARNINGS
  PER SHARE             $1.61          $1.21        $0.40         $3.12


The accompanying notes are an integral part of these financial statement.

Statements of Cash Flows
NATIONAL MORTGAGE ACCEPTANCE CORPORATION

                                    Nine Months Ended  Nine Months Ended
                                    September 30, 1996  September 30, 1995
                                                  (unaudited)
Cash flows from operating activities:
     Net income                         $      955        $          7,466
     Adjustments to reconcile net
          income to net cash provided
          by (used for) operating activities:
     Net unrealized securities trading
          gains                             (1,740)                (8,195)
     Cash and related investments
     restricted - Series 1985-A
     Working capital reserve                 54,891                 (30,590)
    Accrued interest receivable
     from affiliates                        707,540                  914,181
     Decrease in accrued interest
          payable                          (707,540)                (920,321)
     Interest added to Class A-4
       and C-5 bonds payable                      0                  112,699
    Trading securities                        (984)                      934
    Other assets                               5,014                  13,315
    Other liabilities, principally
     to affiliates                             (65,760)               13,421

           Total adjustments                  (8,579)                 95,444

   Net cash provided by (used for)
    operating activities                      (7,624)                102,910

Cash flows from investing activities:
  Payments received on loans to
  affiliates                                3,914,192              6,491,920

Cash flows from financing activities:
Payments on bonds payable                 (3,914,192)            (6,598,479)

Net decrease in cash                          (7,624)                (3,649)

Cash at beginning of period                  8,586                     7,174
Cash at end of period                  $      962                  $   3,525

The accompanying notes are an integral part of these financial statement.

APPENDIX A (4/4)

                               NOTES TO FINANCIAL STATEMENTS

NATIONAL MORTGAGE ACCEPTANCE CORPORATION

September 30, 1996


NOTE A (Unaudited)

     These financial statements should be read in conjunction with the financial statements and notes thereto in National Mortgage Acceptance Corporation's ("NMAC") Annual Report for the year ended December 31, 1995.
The financial statements for the nine months ended September 30, 1996, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations, financial position, and cash flows for the interim periods. These amounts are not necessarily indicative of results for a full year.


APPENDIX   B
TO FORM 10-Q

Management's Discussion and Analysis of Financial Condition and Results of Operations

NATIONAL MORTGAGE ACCEPTANCE CORPORATION

September 30, 1996

     During the second quarter ended September 30, 1996, National Mortgage Acceptance Corporation ("NMAC") did not issue any new series of its TIMCO (Thrift Industry Mortgage Collateralized Obligation) or Mortgage
Collateralized Obligation Bonds.

During the month period ending September 30, 1996, NMAC revenues were $1,653,896 which consisted primarily of i) interest on loans receivable under funding agreements between NMAC and the participating borrowers for NMAC's TIMCO Bonds, Series 1985-A (FHLMC Certificates) (the "Series
1985-A Bonds ) and ii) Management Fees received for the on-going administration of three outstanding Bonds Series (Series 1985-A Bonds,
Series BBonds (FHLMC Certificates),  and Series D Bonds
(GNMA Certificates). Future revenues are expected to be provided from interest payments on funding agreements for the Series A Bonds, from one or more subsequent series of NMAC's Bonds, when and if issued, from mortgage collateral acquired by NMAC and pledged to secure any subsequent series of NMAC's Bonds, and from amounts received in excess of costs incurred by NMAC in the issuance of subsequent series of NMAC's Bonds. At this time, management does not intend to issue any new series of bonds.

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


     Interest on NMAC's outstanding Series 1985-A Bonds was the major source of costs and expenses for the period. Cash flow from payments on the loans receivable securing the Series 1985-A Bonds are anticipated to provide cash sufficient to make all required payments on the related 1985-A Bonds. Consequently, NMAC anticipates that it will have no additional cash requirements with respect to any of its outstanding Bonds.

     NMAC believes sufficient liquidity and capital resources exist to pay all amounts due on the Series 1985-A Bonds and all other expenses of NMAC. Furthermore, because each Series of Bonds is secured by collateral paying interest at specified or determinable maximum rates and payments on each Series of Bonds are designed not to exceed payments received on the collateral for the related Series, inflationary pressures have not affected, and are not expected to affect, significantly the ability of NMAC to meet its obligations as they become due.

     NMAC has no salaried employees and has entered into management and administrative service agreements with Craigie Incorporated ("Craigie"), an affiliate of NMAC, pursuant to which Craigie provides NMAC with administrative, accounting and clerical services, office space and the use of the service mark "TIMCO" for the registrant's Bonds. Under these agreements, Craigie receives fees from NMAC in connection with each funding agreement executed between NMAC and the participating borrowers and with respect to the residual interests with respect to the registrant's Series B and Series D Bonds. Fees paid to NMAC by participating borrowers with respect to its Series A Bonds and the holders of the residual interest with respect to its Series B and Series D Bonds are expected by NMAC to be sufficient to provide for all on-going costs and expenses with respect to the outstanding Series of its Bonds. NMAC therefore anticipates that it will have no additional cash or liquidity requirements with respect to its obligations under any outstanding Series of its Bonds. Payments under the management and administrative services agreements between NMAC and Craigie are not expected to exceed the amount received by NMAC as on-going fees paid to it by participating borrowers under their funding agreements and/or holders of the residual interest with respect to the Series B REMIC and the series D REMIC Bonds.
Texas Commerce Bank National Association, trustee for all outstanding Series of NMAC's Bonds, also holds funds in expense reserve accounts established under the Series Supplements for certain of NMAC's outstanding Bonds to provide for future expenses of the Trustee with respect to the related Series Supplement if other funds are insufficient therefore. Such amounts are held under the respective Series Supplements and are not recorded in the financial statements for NMAC.

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

On September 19, 1996, Craigie Incorported agreed to purchase from the Federal Deposit Insurance Corporation ("FDIC") the stock of three of the affiliates who participated in the Series 1985-A Bonds. The affiliates were Atlantic Financing Corporation, Security Federal Financing Corporation and Mountain Financial Corporation.

     As of September 30, 1996, NMAC's assets were $ 18,847,123 including
$ 238,978 in unrestricted cash and trading securities. This cash balance, plus interest earnings from the investment thereof, is available to pay NMAC's annual operating expenses, and, if and to the extent necessary, amounts in connection with the outstanding Bonds of NMAC.