Form 10-K
period 1996-12-31
NATIONAL MORTGAGE ACCEPTANCE CORP
filed 1997-03-26
CIK 768600

FORM 10-K

                Securities and Exchange Commission
                     Washington, D. C.  20549

              Annual Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934

   For Year Ended                      Commission File Numbers:
 December 31, 1996                        2-97573; 33-12626;
                                             and 33-19023

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

     Yes      X                                   No

      Aggregate market value of voting stock held by non-affiliates of the registrant as of March 1, 1997:
                               NONE

      Number of shares of common stock outstanding as of March 1, 1997:

               Class A:            730 shares
               Class B:          1,665 shares

                              PART I

Item 1.  Business

       National Mortgage Acceptance Corporation ("NMAC"), was incorporated under the laws of the Commonwealth of Virginia on October 19, 1984, as a limited purpose finance corporation under the name "Thrift Financing Corporation". NMAC adopted its present name in 1989. NMAC maintains its principal executive offices at 823 East Main Street, Richmond, Virginia 23219, and its telephone number is (804) 775-7904.

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

      Information as of December 31, 1996 with respect to NMAC's outstanding bonds is included in Notes 5 and 6 of NMAC's financial statements included herein.

Item 2.  Properties

     NMAC has no material physical properties.

Item 3.  Legal Proceedings

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

      On January 17, 1997, in lieu of an annual meeting, a Consent Agreement was used as a proxy to elect to NMAC's Board of Directors, Allen Mead Ferguson, John Thomas West, IV, George B. Pugh, Jr., John W. Wright and Merlin T. Grim.

                              PART II

Item   5.   Market  for  Registrant's  Common  Equity  and  Related
Shareholder Matters

      There is no market for NMAC common stock. All outstanding common stock of NMAC is owned by Craigie and by the service corporation subsidiaries of what were originally nine savings and loan associations and savings banks. As of December 31, 1996, four of the nine savings and loan associations and savings banks are believed to be under the management of Federal Banking Regulators. There has been no transfer of common stock ownership and no dividends were paid with respect to NMAC common stock in 1996 or 1995.

Item 6.  Selected Financial Data

      The following data are for the years ended December 31, 1996, 1995, 1994, 1993, and 1992.

                              Year Ended December 31,
                      1996        1995        1994        1993        1992
Statement of
Operations Data
Revenues       $ 2,164,745  $3,339,636  $4,542,830  $6,853,559  $9,951,755

Net Income (Loss)  (3,210)      12,404    (11,568)       (426)     (1,841)

Earnings (Loss)     (1.34)        5.18      (4.83)       (.18)       (.77)
Per Share

Balance Sheet

Total Assets $18,617,696  $23,533,660  $40,102,184  $62,051,403  $91,795,124

Receivables   17,328,606   21,242,798   37,378,026   58,480,390   87,186,100
Pursuant to
Funding Agreements

Bonds Payable*  17,328,606   21,242,798   37,462,181   58,557,003   88,968,278



*Does not include Series B and Series D Bonds which are REMIC
Series of NMACs Bonds.  As of December 31, 1996, the outstanding
Series D aggregated $40,964,679.   Series B was retired during
1996.  See part II, Item 7, of this Report on Form 10-K.

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

    Revenues for 1996, 1995, 1994, 1993, and 1992 consist primarily of (i) interest on loans receivable under funding agreements between NMAC and participating borrowers for the registrant's Series 1985-A Bonds, and Series C Bonds, and (ii) administrative fees paid to NMAC with respect to its outstanding Series 1985-A, B, and D Bonds. The Series B Bonds and the Series C Bonds were retired in 1996 and 1995, respectively. Future revenues are expected to be provided from interest payments on funding agreements for the Series 1985-A and the 1985 Series D Bonds, and from administrative fees relating to REMIC Series of NMAC's Bonds.

     Costs and expenses incurred by NMAC during each period result primarily from interest payable on its Bonds, expenses with respect to developing financing programs, and expenses incurred in connection with administering outstanding Series of its Bonds. Such costs and expenses incurred in any period, including those for any future period, depend primarily upon the amount of NMAC's Bonds issued and outstanding during any such period and the interest rate payable on such Bonds. NMAC receives, from the participating borrowers in its Series A Bonds and the residual interest holders with respect to its Series D Bonds, administration payments and fees which have been equal to, less than or in excess of the costs incurred by NMAC in administering such outstanding series of Bonds. Such fees and payments received by NMAC are expected to continue to adequately provide for the costs incurred by NMAC in administering such Bonds on a current basis, thereby not impacting upon NMAC's need for liquidity in the short or long term.

    With respect to NMAC's Series B and Series D Bonds, NMAC caused an election to be made under the Code to have the trust estate for such Bonds taxed as a REMIC, in which the Series B Bonds and Series D Bonds, as the case may be, are (or were in the case of the Series B Bonds) "regular interests", as defined in the Code. Other than its ongoing fees for administration of the Series D Bond REMICs, NMAC has no future economic benefit in the segregated asset pools comprising the Series D REMICs. The "residual interest" in each of these series was sold by NMAC for cash. Accordingly, neither the collateral for these REMIC Series nor the related Bonds are recorded as assets or liabilities, respectively, of NMAC. The interest income on the collateral for, and the related interest expense on, the Series D Bonds will be recorded only within the related REMIC and will have no impact on NMAC's financial statements. As previously notes, the Series B Bonds were retired in 1996.

    Interest on NMAC's outstanding Series 1985-A and Series C Bonds was the major source of cost and expenses for the years ending December 31, 1996, 1995, 1994, and 1993. Cash flow from payments of the loans receivable securing the Series 1985-A Bonds is anticipated to continue to provide cash sufficient to make all required payments on the Series 1985-A Bonds. Similarly, cash flow from the Mortgage Collateral for NMAC's Series D Bonds is anticipated to continue to provide cash sufficient to make required payments thereon. Consequently, NMAC anticipates that it will have no additional cash requirements with respect to any of its outstanding Bonds. Future net income of NMAC is expected to vary in direct relation to the issuance of one or more series of its Bonds in a given year.

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

    NMAC has established a Series 1985-A Working Capital Reserve, which reserve is funded by Series 1985-A participating borrowers from amounts otherwise distributable to them under the terms of their funding agreements. The Series 1985-A Working Capital Reserve is available solely to pay any fees, charges, taxes, assessments, impositions or other expenses of NMAC, other than Bond administration expenses of NMAC, in connection with the Series 1985-A Bonds or related funding agreements. NMAC is empowered, in its sole discretion, to expend amounts on behalf of, and release amounts to, the Series 1985-A participating borrowers from this working capital reserve. In 1996, $806,635.57 was released to participating borrowers from the reserve. The Series 1985-A Working Capital Reserve is not available to pay expenses of NMAC or claims other than with respect to the Series 1985-A Bonds, is not pledged to secure the Series 1985-A Bonds and will not be pledged to secure any other series of NMAC's Bonds. NMAC does not anticipate establishing working capital reserves with respect to future series of its Bonds.

     As of December 31, 1996, NMAC's assets were $18,617,696, including $239,940 in unrestricted cash and marketable securities. This balance, plus interest earnings from the investment thereof, is available to pay NMAC's annual operating expenses, and, if and to the extent necessary, amounts in connection with the outstanding Bonds of NMAC.

Item 8.   Financial Statements and Supplementary Data

    The response to this item is submitted in Appendix A.

Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

    None.

                            PART III


Item 10.  Directors and Executive Officers of the Registrant

     The  persons set forth below are the directors and executive officers of NMAC as of December 31, 1996:
                     Current
     Name              Age              Title

Allen Mead Ferguson     59         President, Chairman of the
                                        Board and Director
John Thomas West, IV    50         Secretary, Treasurer and
                                        Director
George B. Pugh, Jr.     47         Director
John W. Wright          47         Director and Vice President
Merlin T. Grim          41         Director
Randall B. Saufley      35         Vice President

    Allen Mead Ferguson, 59, elected Chairman in 1997, a Director since 1989, and was elected Chief Executive Officer of Craigie Incorporated in 1995, and was formerly Chief Operating Officer and President since 1989 and Executive Vice President since 1980.

     John Thomas West, IV, 50, elected President and Chief Operating Officer in 1997, a Director since 1984, was elected Executive Vice President in 1990, and was formerly Secretary, Treasurer and Senior Vice President since 1984, of Craigie Incorporated.

     George  B.  Pugh, Jr., 47, a Director since 1984,  has  been
Executive  Vice  President  and  Managing  Director  of   Craigie
Incorporated since 1980.

    John W. Wright, 47, elected Executive Vice President in 1997, a Director in 1989, was elected Senior Vice President of Craigie Incorporated in 1992, and was formerly Vice President since 1984. Mr. Wright formerly served as Vice President of Investors Mortgage Insurance Company, Boston, Massachusetts.

     Merlin T. Grim, 41, elected Secretary in 1997, Director  and
Treasurer in 1995 and was elected Senior Vice President of Craigie Incorporated in 1993.

    Randall B. Saufley, 35, elected Vice President and Controller
in   1995,  was  elected  Assistant  Vice  President  of  Craigie
Incorporated in 1994.

    All of the foregoing directors of NMAC, were reelected at the annual meeting of the shareholders and officers at the Board of Directors meeting, held as of January 17, 1997 to serve until their successors are elected and shall qualify.

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

    The following table sets forth certain information regarding the beneficial ownership of each class of NMAC's Common Stock by each entity that owns 5% or more of such Common Stock:

                           Class of Stock,
                              Amount of                Name and Address
 Name and Address        Beneficial Ownership           of Affiliated
of Beneficial Owner    and Percent of Class(1)       Financial Institution(1)
                      Class A   %    Class B    %
Craigie Incorporated    370    50.5    333    20.0     --
Richmond, Virginia

Colonial Service Corp.   40     5.5    148     8.9   Atlantic Permanent
Norfolk, Virginia                                    Federal Savings Bank,
                                                     F.S.B., Norfolk, Virginia
                                                     (See Note (2))

Jefferson Funding        40     5.5    148     8.9     Jefferson Savings and
Corporation                                            Loan Association
Warrenton, Virginia                                    Warrenton, Virginia
                                                       (See Note (4))

Investors Service Corp.  40     5.5    148     8.9     Investors Savings Bank
Richmond, Virginia                                     Richmond, Virginia
                                                       (See Note (2))

Pioneer Financial        40     5.5    148     8.9     Pioneer Federal
Services, Inc.                                         Savings and Loan
Richmond, Virginia                                     Association
                                                       Hopewell, Virginia

Roanoke Valley Service   40     5.5    148     8.9     CorEast Federal
Corporation                                            Savings Bank, F.S.B.
Roanoke, Virginia                                      Roanoke, Virginia
                                                       (See Note (2))

Security Financial       40     5.5    148     8.9     Security Federal
Service Corporation                                    Savings and Loan
Richmond, Virginia                                     Association
                                                       Richmond,Virginia
                                                       (See Note (2))

Southern Service         40     5.5    148     8.9     Virginia Federal
Corporation                                            Savings and Loan
Richmond, Virginia                                     Association
                                                       Richmond, Virginia
                                                       (See Note (3))

                           Class of Stock,
                              Amount of                Name and Address
 Name and Address        Beneficial Ownership           of Affiliated
of Beneficial Owner    and Percent of Class(1)       Financial Institution(1)
                      Class A   %    Class B    %

Southside Service Corp.  40     5.5    148     8.9     Virginia First
Petersburg, Virginia                                   Savings Bank, F.S.B.
                                                       Petersburg, Virginia

The First Colony Service 40     5.5    148     8.9     Life Federal Savings
Corporation                                            Bank, F.S.B.
Norfolk, Virginia                                      Norfolk, Virginia
_______________
NOTES:

(1) None of the financial institutions are affiliates of each other, and none insures or guarantees payment of principal or interest on NMAC's Bonds, any funding agreement or any Mortgage Collateral.

(2) The financial institutions are under the Management of the Federal Deposit Insurance Corporation (FDIC).

(3) In December, 1988 the Virginia Federal Savings and Loan
    Association was purchased by MNC Financial Corporation of Baltimore, Maryland, subsequently purchased by Crestar Bank,
    Richmond, Virginia.

(4) In January, 1995, Jefferson Savings & Loan Association was purchased by Crestar Bank, Richmond, Virginia.


Item 13.  Certain Relationships and Related Transactions

     During the year ended December 31, 1996, NMAC incurred general and administrative expenses in connection with the management agreements described in Item 1 with Craigie Incorporated amounting to approximately $28,000. Directors Allen Mead Ferguson, John Thomas West, IV, George B. Pugh, Jr., John W. Wright, and Merlin T. Grim of NMAC are all shareholders and officers of Craigie Incorporated.

                             PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
Form 8-K

         (a)  (1)(2)The response to this portion of Item  14
              is submitted in Appendix A.

              (3)  See Exhibit Index immediately preceding Exhibits.

         (b) No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 1996.

         (c)  See Exhibits and Exhibit Index.


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

                                   NATIONAL MORTGAGE ACCEPTANCE
                                        CORPORATION


                                   By:_____________________________
                                      Allen Mead Ferguson, Chairman of the
                                         Board of Directors

      Pursuant to the requirements of the Securities and Exchange
Act of 1934, this report is cosigned below by the following persons on behalf of NMAC and in the capacities and on the dates indicated.

Date:

March 20, 1997                     By:_____________________________
                                      Allen Mead Ferguson, President,
                                       Chairman of the Board, and Director
                                       (Chief Executive Officer)


March 20, 1997                     By:_____________________________
                                      John Thomas West, IV
                                       Secretary, Treasurer and Director
                                       (Principal Financial Officer &
                                           Principal Accounting Officer)


March 20, 1997                     By:_____________________________
                                      George B. Pugh, Jr., Director


March 20, 1997                     By:_____________________________
                                      John W. Wright
                                       Vice President and Director


March 20, 1997                     By:_____________________________
                                      Merlin T. Grim, Director

                           APPENDIX A


Item 15(a) (1) and (2)

(a)  The following documents are filed as part of this report:

     (1)  Financial Statements:

          Report of KPMG Peat Marwick LLP, Independent Auditors

          Balance Sheets at December 31, 1996 and 1995

          Statements of Operations and Retained Earnings for the years ended December 31, 1996, 1995 and 1994

          Statements  of  Cash Flows for  the  years  ended
          December 31, 1996, 1995 and 1994.

          Notes to Financial Statements

     All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

Independent Auditors' Report



The Board of Directors and Shareholders
National Mortgage Acceptance Corporation:


We have audited the accompanying balance sheets of National Mortgage Acceptance Corporation as of December 31, 1996 and 1995, and the related statements of operations and retained earnings and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Companys management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Mortgage Acceptance Corporation as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.






Richmond, Virginia
March 21, 1997

NATIONAL MORTGAGE ACCEPTANCE CORPORATION
Balance Sheets
December 31, 1996 and 1995

Assets                                          1996               1995
Cash                                   $       3,229              8,586
Trading Securities, at fair value            236,711            235,292
Restricted cash & investments -
  Series 1985-A working capital
  reserve, at fair value (note 4)             53,665            828,314
Loans receivable from affiliates,
  estimated fair value of
  $18,260,019 in 1996 and
  $22,948,000 in 1995 (note 3)            17,328,606         21,242,798
Accrued interest receivable from
  affiliates                                 974,734          1,194,907
Other assets                                  20,751             23,763
                                       _____________      _____________
                                       $  18,617,696         23,533,660
Liabilities and Shareholders' Equity
Liabilities:
  Bonds payable, estimated fair value
   of $18,260,019 in 1996 and
   $21,986,000 in 1995 (note 5)        $  17,328,606         21,242,798
  Accrued interest payable (note 5)          974,734          1,194,907
  Other liabilities, principally
   to affiliates (note 3)                     86,016            864,405
                                       _____________      _____________
Total liabilities                         18,389,356         23,302,110

Shareholders' Equity:
  Common stock; $1 par value:
   Class A (without right to dividend)
    authorized 7,500 shares, issued
    and outstanding 730 shares                   730                730
   Class B (nonvoting)-authorized
    7,500 shares, issued and outstanding
    1,665 shares                               1,665              1,665
  Paid in capital                            182,565            182,565
  Retained earnings                           43,380             46,590
                                       _____________      _____________
Total shareholders' equity                   228,340            231,550
                                       _____________      _____________
                                       $  18,617,696         23,533,660


*See accompanying notes to financial statements

NATIONAL MORTGAGE ACCEPTANCE CORPORATION
Statements of Operations and Retained Earnings
Years Ended December 31, 1996, 1995, and 1994

                                                 Years Ended December 31,
                                              1996         1995         1994
Revenues:
  Interest income on loans to affiliates $ 2,071,214    3,217,819    4,419,373
  Other interest income                       14,686       12,618       14,332
  Management fees from affiliates(note 8)     84,910       98,680      119,663
  Net trading securities gains (losses)       (6,065)      10,519      (10,538)
                                        ______________________________________
Total revenues                             2,164,745    3,339,636    4,542,830

Expenses:
  Interest on bonds                        2,071,214    3,217,819    4,419,373
  Management fees (note 8)                    84,910       98,680      119,663
  Other                                       11,831       10,733       14,762
                                        ______________________________________
Total expenses                             2,167,955    3,327,232    4,553,798

Income (loss) before income taxes            (3,210)      12,404      (11,568)
Income tax expense (note 7)                       -            -            -
                                        ______________________________________
Net income (loss)                            (3,210)      12,404      (11,568)

Retained earnings at beginnig of year         46,590       34,186       45,754
Retained earnings at end of year         $    43,380       46,590       34,186
Income (loss) per share                  $     (1.34)        5.18        (4.83)

*See accompanying notes to financial statements

NATIONAL MORTGAGE ACCEPTANCE CORPORATION
Statements of Cash Flows
Years ended December 31, 1996, 1995 and 1994

                                                  Years Ended December 31,
                                              1996          1995         1994
Cash flows from operating activities:
 Net income (loss)                       $    (3,210)      12,404      (11,568)
 Adjustments to reconcile net income
  (loss) to net cash provided by (used
  in) operating activities:
    Increase in trading securities            (1,419)     (12,801)     (57,150)
    (Increase) decrease in restricted
     cash and investments - working
     capital reserve                         774,649      (42,872)     (39,925)
    Decrease in accrued interest receiv-
     able from affiliates                    220,173      481,982      872,099
    (Increase) decrease in other assets        3,012        8,399          (46)
    Decrease in accrued interest payable    (220,173)    (397,827)    (879,641)
    Interest added to Class A-4 and C-5
     bonds payable                                -       445,692      405,751
    Increase (decrease) in other liabil-
     ities, principally to affiliates       (778,389)      36,282       36,812

Net cash provided by (used in) operating      (5,357)     531,259      326,332
 activites

Cash flows provided by investing activities
 payments received on loans to affiliates  3,914,192   16,135,228   21,102,364

Cash flows used in financing activities -
 payments on bonds payable                (3,914,192) (16,665,075) (21,500,573)

Net increase (decrease) in cash               (5,357)       1,412      (71,877)

Cash at beginning of year                      8,586        7,174       79,051

Cash at end of year                      $     3,229        8,586        7,174

Supplemental disclosures of cash flow
 information:
  Cash paid during the year for interest $ 2,291,387    3,615,646    4,893,263
  Cash paid for income taxes                      -         1,718           -

*See accompanying notes to financial statements

NATIONAL MORTGAGE ACCEPTANCE CORPORATION
Notes to Financial Statements

     (1)  Organization

     National Mortgage Acceptance Corporation ("NMAC" or the "Company"), formerly Thrift Financing Corporation, is a limited purpose finance subsidiary of Craigie Incorporated ("Craigie") which owns 51% of the Class A common stock and 20% of the Class B common stock. The remaining Class A and Class B common stock is owned by subsidiaries of institutions involved in the thrift industry. NMAC was organized on October 19, 1984 for the purpose of providing access to certain capital markets for qualified financial institutions and their affiliates. NMAC acts as a conduit for such institutions by the issuance of its Thrift Industry Mortgage Collateralized Obligation Bonds and other series of Bonds (Bonds). The issues are structured so that collection of principal and interest from loans receivable from affiliates, including the effects of prepayments thereon, equal the amount of principal and interest due on the related bonds. NMAC generally obtains bond offering fees at the bond issuance date and administrative fees, as defined, for each offering over the period the Bonds remain outstanding.

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

     As of December 31, 1996, NMAC had issued two collateralized mortgage obligations (Series 1985-A and Series C), lending the proceeds therefrom to finance subsidiaries of entities that are affiliated with certain shareholders of NMAC and Craigie. Only Series 1985-A was outstanding at December 31, 1996.

     Real Estate Mortgage Investment Conduit (REMIC) Issuance

     For Bonds issued after January 1, 1987 and for which an election was made for real estate mortgage investment conduit status under the Internal Revenue Code of 1986, as amended, NMAC simultaneously issued a series of its Bonds and purchased mortgage collateral. The collateral is segregated into an asset pool comprising the trust estate for that series of Bonds. The Bonds of such series are
     considered regular interests in such a REMIC.   The  trust
     assets serve as the sole collateral for the repayment of such series of Bonds. The REMIC also issues residual interest certificates, whereby the holders cash investment entitles it to receive excess cash flow from the trust estate for such series of Bonds, defined as the excess of the payments of principal and interest on the collateral for that series of Bonds, and reinvestment earnings thereon, over bond principal and interest costs and related expenses.

     (1)Continued

     As of December 31, 1996, NMAC had issued two series of Bonds
     (Series B and Series D) under the REMIC structure.


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

     Loans Receivable and Bonds Payable

     The issuance of Bonds is treated as a financing unless the transaction qualifies as a sale of assets under generally accepted accounting principles. To date, the Bonds issued under the CMO structure have been accounted for as financings, while the Bonds issued as a REMIC structure have qualified for sale treatment. No gain or loss, exclusive of bond offering fees in excess of related expenses, resulted from the sales. Due to the reduction of the loans receivable and bonds payable as a function of payments of the underlying collateral, the ultimate timing of the maturities of the respective loans and bonds is not readily determinable. The estimated fair value of loans receivable is determined based on quoted market prices for the underlying collateral. The estimated fair value of bonds payable is determined based on quoted market prices for the bonds.

     Interest Income and Expense

     Interest income, net of rebates (see note 3), and interest expense are recorded as accrued.

     (2)  Continued

     Bond Issuance Costs

     Costs related to the issuance of a specific series of Bonds are charged to the entities participating in the offering. Ongoing costs related to registration statements and related prospectus material, prepared in anticipation of future offerings, are expensed as incurred. No such costs were incurred from 1994 through 1996.

     Earnings Per Share

     Earnings  per share are computed by dividing net  income  or loss by the weighted average number of shares of Class A and
     Class  B  common  stock  (2,395 for  1996,  1995  and  1994)
     outstanding during the period.

     Income Taxes

     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. No cumulative effect of the change in accounting for income taxes was recorded because it was not material to the Companys financial statements. Under the asset and liability method of Statement No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.


     (3)  Loans Receivable

     Loans receivable on the Series 1985-A Bonds are expected to mature in varying amounts prior to the year 2016. The loan agreements, as amended, generally provide for interest to be paid at a rate equal to the lesser of the highest bond interest rate or the weighted bond interest rate plus 20 basis points per annum. The resulting effective rates of interest on the loans (equal to the lesser of 11.25% or the weighted average rate on the debt plus 20 basis points) were 11.25% in 1996, 1995 and 1994. Interest rebates payable and accumulated earnings from restricted cash and investments are included in other liabilities and aggregated approximately $53,665 and $828,000 as of December 31, 1996 and 1995, respectively. The timing of payment of such rebates is at the discretion of the management of NMAC.

     The funding agreements for the Series 1985-A Bonds are collateralized by mortgage-backed securities and by certain debt service funds owned by the participating financial institution subsidiaries. Those funds and the collections on the mortgage-backed securities are held by the bond trustee until the respective semiannual payment dates, at which time they are distributed as payments on the Bonds. Excess funds (rebates) on the Series 1985-A Bonds, if any, are available for return to the participating thrift institution subsidiaries.

     (3)  Continued

     Loans receivable of $9,686,237 at December 31, 1996 are from wholly-owned limited-purpose finance subsidiaries of Craigie (the Finance Subsidiaries). The Finance Subsidiaries were formed by certain depository institutions to facilitate the issuance of CMOs through the Company. Since the issuance of the CMOs, these depository institutions fell under the receivership of the Resolution Trust Corporation (RTC). The RTC was succeeded by the FDIC as receiver on January 1,
     1996.   All  of the Finance Subsidiaries outstanding  stock
     was acquired by Craigie on November 12, 1996 from the FDIC.


     (4)  Restricted Cash and Investments

     Restricted cash and investments represent interest rebates which have been invested in U.S. government agency obligations, mortgage backed obligations, corporate obligations, cash and cash equivalents and are restricted to repaying the interest rebates payable and the income earned on these funds.

     During  the  fourth  quarter  of  1996,  the  Company   sold
     restricted investments of $715,213. The sales proceeds were used to pay interest rebates payable to affiliates.


     (5)  Bonds Payable

     Series 1985-A Bonds payable had aggregate effective rates of interest of approximately 11.25% during 1996, 1995 and 1994. The Series 1985-A Bonds are collateralized by the respective loans receivable (together with collateral thereon) and consist of the following as of December 31, 1996 and 1995:

                                                         Principal balance
                    Interest         Stated                 December 31,
     Class            rate        maturity date          1996          1995

     Series 1985-A:
         A-4          11.25%      January 1, 2016    $17,328,606    21,242,798


     The Series 1985-A Bonds require the payment of interest semiannually.

     The stated principal value of the collateral (FHLMC participation certificates) plus the cash and investments in the various debt service funds for the Series 1985-A aggregate approximately $21,051,000 and $26,113,000 as of December 31, 1996 and 1995, respectively. These assets are held by the trustee and, although not assets of NMAC, are pledged, together with interest income thereon, as collateral for the Bonds.

     (6)  REMIC Issuances

     NMAC has issued two REMIC series, aggregating $333,067,000 (Series B Bonds) and $300,500,000 (Series D Bonds) at issuance. Concurrent with the issuance of these bonds, NMAC sold the entire residual interest in the respective segregated asset pool comprising the trust estate. A portion of the Series B residual interest was purchased by affiliates of certain shareholders. The Series B Bonds were retired during 1996.

     As of December 31, 1996 and 1995, the following Bonds, which are not recorded as liabilities of NMAC, were outstanding:

                                                         Principal balance
                    Interest         Stated                 December 31,
     Class            rate        maturity date          1996          1995

     Series B:
         B-3          8.55%      May 20, 2018       $         -     33,168,824
         B-4          9.10       May 20, 2018                 -      8,087,721
                                                    --------------------------
                                                    $         -     41,256,545



     The offering consisted of Class B-2 Bonds (Standard Bonds), which were retired during 1994, Class B-3 Bonds (the Planned
     Amortization Class Bonds) and Class B-4 Bonds (the  Compound
     Interest Bonds).

                                                         Principal balance
                    Interest         Stated                 December 31,
     Class            rate        maturity date           1996          1995

     Series D:
       D-2          6.7125%     May 1, 2016       $         -         189,945
       D-4          7.125       May 1, 2016                 -         280,212
       D-5          6.9625      May 1, 2016                 -          85,065
       D-6          9.75        November 1, 2017    40,964,679     51,000,000
                                                   --------------------------
                                                  $ 40,964,679     51,555,222

     The offering consisted of Class D-4, which were retired during 1996, and D-6 Bonds (Standard Bonds) and Class D-2 and D-5 Bonds (the Floating Rate Bonds), which were also retired during 1996. The floating interest rates were based on the London interbank offered quotations for three-month Eurodollar deposits.

     The stated principal value of the collateral for Series D, (GNMA certificates) aggregates approximately $43,715,000 as of December 31, 1996. Such collateral, together with interest income thereon, is only available to repay the specific bond series.

     (7)  Income Taxes

     The components of income tax expense for 1996, 1995 and 1994 were as follows:
                                             December 31,
                                        1996        1995        1994
     Federal - current          $          -           -           -
     State - current                       -           -           -
     Federal - deferred                    -           -         420
     State - deferred                      -           -         180
                                    --------------------------------
     Income tax expense         $          -           -         600

     The  actual  income  tax expense for  1996,  1995  and  1994 differs  from  the  "expected" income tax expense  (benefit)
     (computed  by applying the statutory U.S. federal  corporate income tax rate of 35% to income (loss) before income taxes)
     as follows:
                                              Years ended December 31,
                                             1996        1995        1994
     Income tax expense (benefit) at
       statutory rate                 $     (1,124)      4,340      (3,829)
     Effect of graduated income tax
       rates                                   642      (2,480)      2,194
     State tax expense (benefit), net
       of federal expense (benefit)           (163)        630        (563)
     Change in valuation allowance             645      (2,490)      2,820
     Other                                      -           -          (12)
                                          --------------------------------
     Actual income tax expense         $         -           -          600



     The net deferred tax asset at December 31, 1996 and 1995 was as follows:
                                                         December 31,
                                                     1996           1995
     Deferred tax asset - net operating loss
       carryforward                            $      975            330
     Less valuation allowance                        (975)          (330)
                                            --------------------------------
     Net deferred tax asset                    $        -           -


     Management has determined that the ability of the Company to realize any deferred tax assets will depend on future earnings. Since future earnings cannot be assured, a valuation allowance has been established in 1996 and 1995.

     (8)  Related Party Transactions

     Under the terms of its management contract, Craigie provides office space and equipment and certain managerial, administrative, financial and other services to NMAC. Management fees are charged to NMAC and ultimately to the borrowers as an ongoing cost determined at the date of the bond offering. Management fees are computed as a percentage of the outstanding bonds. Management fees paid to Craigie were approximately $28,000, $40,000 and $56,000 during 1996,
     1995 and 1994, respectively.

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

3.3  Bylaws  of  NMAC, previously filed as Exhibit 3.4 to  NMAC's
     Registration  Statement on Form S-11,  Registration  No.  2-
     97573, and incorporated by reference.

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

NATIONAL MORTGAGE ACCEPTANCE CORPORATION

RATIO OF EARNINGS TO FIXED CHARGES


                 Year Ended December 31,

                       1996        1995         1994         1993         1992

Earnings:
   Income (Loss) before
     income taxes  $ (3,210)     12,404      (10,968)     (1,026)      (2,301)
   Fixed charges  2,071,214   3,217,819    4,419,373   6,711,685    9,784,956

                 $2,068,004   3,230,223    4,408,405   6,710,659    9,782,655

Fixed charges:
Interest expense$ 2,071,214   3,217,819    4,419,373   6,711,685    9,784,956

Ratio of earnings to fixed
 charges              0.998       1.004        0.998       1.000        1.000