Form 10-Q
period 1997-03-31
NATIONAL MORTGAGE ACCEPTANCE CORP
filed 1997-05-15
CIK 768600

FORM 10-Q

Securities and Exchange Commission
Washington, D. C.  20549

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended:  March 31, 1997
Commission File Numbers:  2-97573, 33-12626 and 33-19023


NATIONAL MORTGAGE ACCEPTANCE CORPORATION
(Exact name of registrant as specified in its charter)

	Virginia	54-1294217
	(State or other Jurisdiction	(I.R.S. Employer
	of incorporation)	Identification number)

823 East Main Street
P.O. Box 1854
Richmond, Virginia
(Address of principal executive offices)

23218
(Zip Code)

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

March 31, 1997
Item 1.	Financial Statements

		Attached as Appendix A.

Item 2.	Management's Discussion and Analysis of Financial Condition and
 Results of	Operations

		Attached as Appendix B.

Part II:	OTHER INFORMATION

Item 1.	Legal Proceedings - None

Item 2.	Changes in Securities - None

Item 3.	Defaults on Senior Securities - None

Item 4.	Submission of Matters to Vote of Security Holders - Information
 regarding election of
directors by the registrant's voting shareholders previously reported in registrant's report on Form 10-K for its year ending December 31, 1996, as filed March 26, 1997.

Item 5.	Other Information - None

Item 6.	Exhibits and Reports on Form 8-K - None

SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

				NATIONAL MORTGAGE ACCEPTANCE CORPORATION
				(Registrant)



				By:  	______________________________________________
					Randall B. Saufley
					Secretary/Treasurer
					Principal financial officer and duly authorized
officer

Date:		May 12, 1997

EXHIBIT INDEX

2.	Not Applicable.

4.1	Indenture dated as of May 1, 1985 ("Indenture") between NMAC and Texas
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


Statement of Financial Condition

NATIONAL MORTGAGE ACCEPTANCE CORPORATION                 Appendix A (1/4)




                                       March 31, 1997   December 31, 1996

                                          (unaudited)
ASSETS
  Cash                                           5,221              3,229
  Trading securities, at market value          241,997            236,711
  Restricted cash and investments -
    Series 1985-A working capital reserve       54,222             53,665
  Loans receivable from affiliates          15,560,603         17,328,606
  Accrued interest receivable
    from affiliates                            437,642            974,734
  Other assets                                  12,783             20,751

                     TOTAL ASSETS           16,312,468         18,617,696


LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
     Bonds payable                          15,560,603         17,328,606
     Accrued interest payable                  437,642            974,734
     Other liabilities, principally to
		affiliates				      83,856             86,016



                     TOTAL LIABILITIES      16,082,101         18,389,356





SHAREHOLDERS' EQUITY

  Common stock; $1 par value:
    Class A (without right to dividend)-
      authorized 7,500 shares, issued and
      outstanding 730 shares                       730                730
    Class B (non-voting)-- authorized
      7,500 shares, issued and outstanding
      1,665 shares                               1,665              1,665
  Paid-in capital                              182,565            182,565
  Retained earnings                             45,407             43,380

                     SHAREHOLDERS' EQUITY       230,367            228,340

                     TOTAL LIABILITIES AND
                      SHAREHOLDERS'         16,312,468         18,617,696

The accompanying notes are an integral part of these financial statements.

Statements of Operations and Retained Earnings           Appendix A (2/4)

NATIONAL MORTGAGE ACCEPTANCE CORPORATION





                            Three Months Ended
                                 March 31,
                              1997      1996

                                (unaudited)
REVENUES
  Interest on loans        $437,642  $548,240
  Other interest              2,584     5,003
  Management fees            16,244    20,301
  Net unrealized securities
	Trading gains           2,755    (6,564)



                            459,225   566,980

COSTS AND EXPENSES
  Interest on bonds         437,642   548,240
  Management fees            16,244    20,301
  Other                       3,312     2,952

                            457,198   571,493



NET INCOME (LOSS)
  BEFORE INCOME TAXES         2,027    (4,513)

INCOME TAX EXPENSE (BENEFIT)      0         0


NET INCOME (LOSS)             2,027    (4,513)

RETAINED EARNINGS AT
  BEGINNING OF PERIOD        43,380    46,590


RETAINED EARNINGS AT
  END OF PERIOD            $ 45,407  $ 42,077


EARNINGS (LOSS) PER SHARE  $   0.85  $  (1.88)


   The accompanying notes are an integral part of these financial statements




Statements of Cash Flows                              Appendix A (3/4)

NATIONAL MORTGAGE ACCEPTANCE CORPORATION



                                  Three Months Ended Three Months Ended
                                     March 31, 1997     March 31, 1996
                                      (unaudited)

Cash flows from operating activities:

  Net income (loss)               $          2,027   $         (4,513)

  Adjustments to reconcile net

   income to net cash provided by (used for)

   operating activities:

    Net unrealized securities trading       (2,755)             6,564
    Cash and related investments
     restricted - Series 1985-A
     Working capital reserve                  (557)           (12,698)
    Accrued interest receivable
     from affiliates                       537,092            646,667
     Decrease in accrued interest payable (537,092)          (646,667)
    Trading securities                      (2,531)            (4,881)
    Other assets                             7,968              4,308
    Other liabilities, principally
     to affiliates                          (2,160)             5,302

           Total adjustments                   (35)            (1,405)

   Net cash provided by (used for)
    operating activities                     1,992             (5,918)

Cash flows from investing activities:
  Payments received on loans to
   affiliates                            1,768,003          1,749,828


Cash flows from financing activities:
  Payments on bonds payable             (1,768,003)        (1,749,828)

Net increase (decrease) in cash              1,992             (5,918)

Cash at beginning of period                  3,229              8,586

Cash at end of period             $          5,221   $          2,668

		The accompanying notes are an integral part of these financial statemen

APPENDIX A (4/4)

NOTES TO FINANCIAL STATEMENTS

NATIONAL MORTGAGE ACCEPTANCE CORPORATION

March 31, 1997


NOTE A (Unaudited)

	These financial statements should be read in conjunction with the financial statements and notes thereto in National Mortgage Acceptance Corporation's
 ("NMAC") Annual Report for the year ended December 31, 1996. The financial statements for the three months ended March 31, 1997, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations, financial position, and cash flows for the interim periods. These amounts are not necessarily indicative of results for a full year.



APPENDIX   B
TO FORM 10-Q

Management's Discussion and Analysis of Financial Condition and Results of
 Operations

NATIONAL MORTGAGE ACCEPTANCE CORPORATION

March 31, 1997

	During the first quarter ended March 31, 1997, National Mortgage
Acceptance
 Corporation ("NMAC") did not issue any new series of its TIMCO (Thrift Industry Mortgage Collateralized Obligation) or Mortgage Collateralized Obligation Bonds.

	During the three (3) month period ending March 31, 1997, NMAC revenues were
 $459,225 which consisted primarily of i) interest on loans receivable under funding agreements between NMAC and the participating borrowers for NMAC's TIMCO Bonds, Series 1985-A (FHLMC Certificates) (the "Series 1985-A Bonds") and ii) Management Fees received for the on-going administration of two outstanding Bonds Series; Series 1985-A Bonds, (FHLMC Certificates), and
Series D Bonds (GNMA Certificates). Future revenues are expected to be provided from interest payments on funding agreements for the Series A Bonds.

	NMAC has caused an election to be made under the Internal Revenue Code of
1986
, as amended (the "Code"), to have the Trust Estate for the Series D Bonds taxed as a separate real estate mortgage investment conduit (a "REMIC"), in which the Series D Bonds are "regular interests," as defined in the Code, with respect to the REMIC. Other than its on-going fees for administration of the Series
 D Bond REMIC, NMAC has no future economic benefit in the segregated asset pool comprising of the Series D Bond REMIC. The "residual interest" in the Series D
 Bond REMICs was sold by NMAC for cash in 1987. Accordingly, neither the collateral for the Series D Bonds nor the Series D Bonds are recorded as assets or liabilities, respectively, of NMAC. The interest income on the collateral for, and the related interest expense on, the Series D Bonds will be recorded only within the Series D Bond REMIC. Neither the interest income nor the related interest expense on REMIC will have an impact on NMAC's financial statements.

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

	NMAC has no salaried employees and has entered into management and administrative service agreements with Craigie Incorporated ("Craigie"), an affiliate of NMAC, pursuant to which Craigie provides NMAC with administrative, accounting and clerical services, office space and the use of the service mark "TIMCO" for the registrant's Bonds. Under these agreements, Craigie receives fees from NMAC in connection with each funding agreement executed between NMAC and the participating borrowers and with respect to the residual interests with respect to the registrant's
 Series D Bonds. Fees paid to NMAC by participating borrowers with respect to its Series A Bonds and the holders of the residual interest with respect to its Series D Bonds are expected by NMAC to be sufficient to provide for all on-going costs and expenses with respect to the outstanding Series of its Bonds. NMAC therefore anticipates that it will have no additional cash or liquidity requirements with respect to its obligations under any outstanding Series of its Bonds. Payments under the management and administrative services agreements between NMAC and Craigie are not expected to exceed the amount received by NMAC as on-going fees paid to it by participating borrowers under their funding agreements and/or holders of the residual interest with respect to the series D REMIC Bonds.
Texas Commerce Bank National Association, trustee for all outstanding Series of NMAC's Bonds, also holds funds in expense reserve accounts established under the Series Supplements for certain of NMAC's outstanding Bonds to provide for future expenses of the Trustee with respect to the related
 Series Supplement if other funds are insufficient therefore. Such amounts are held under the respective Series Supplements and are not recorded in the financial statements for NMAC.


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

	With respect to certain of its administration duties for the Series D
REMIC,
 NMAC has contracted with Asset Investors, Inc. (formerly Financial Asset Management Corporation and M.D.C. Consulting, Inc.). Amounts due Asset Investors, Inc. for services rendered are paid from amounts received by NMAC for administrative services from holders of the Series D REMIC residual interest and are less than the gross amount payable by such holders to NMAC.

	On November 12, 1996 Craigie Incorporated purchased from the Federal
Deposit
 Insurance Corporation ("FDIC") the stock of three of the affiliates who participated in the Series 1985-A Bonds. The affiliates were Atlantic Financing Corporation, Security Federal Financing Corporation and Mountain Financial Corporation.

	As of March 31, 1997, NMAC's assets were $ 16,312,468 including $ 247,218 in unrestricted cash and trading securities. This cash balance, plus interest earnings from the investment thereof, is available to pay NMAC's annual operating expenses, and, if and to the extent necessary, amounts in connection with the outstanding Bonds of NMAC.