Form 10-Q
period 1997-06-30
NATIONAL MORTGAGE ACCEPTANCE CORP
filed 1997-08-15
CIK 768600

FORM 10-Q

                 Securities and Exchange Commission
                    Washington, D. C.  20549

              Quarterly Report Under Section 13 or 15(d)
               of the Securities Exchange Act of 1934

               For Quarter Ended:  June 30, 1997
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

June 30, 1997
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

                        NATIONAL MORTGAGE ACCEPTANCE CORPORATION
			(Registrant)


        By:     ______________________________________________
	Randall B. Saufley
	Secretary/Treasurer
	Principal financial officer and duly authorized officer

Date:		August 8, 1997

EXHIBIT INDEX

2.	Not Applicable.

4.1	Indenture dated as of May 1, 1985 ("Indenture") between NMAC
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

Statements of Financial Condition

NATIONAL MORTGAGE ACCEPTANCE CORPORATION



                                       June 30, 1997    December 31, 1996

                                                  (unaudited)
ASSETS
 Cash                                          2,297          3,229
 Trading securities, at market value         236,626        236,711
 Restricted cash and investments -
    Series 1985-A working capital reserve     54,944         53,665
 Loans receivable from affiliates         15,560,603     17,328,606
 Accrued interest receivable
    from affiliates                          875,284        974,734
 Other assets                                 18,517         20,751

            TOTAL ASSETS                 16,748,271     18,617,696


LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
  Bonds payable                          15,560,603      17,328,606
  Accrued interest payable                  875,284         974,734
  Other liabilities, principally
  to affiliates                              80,061          86,016

            TOTAL LIABILITIES           16,515,948       18,389,356


SHAREHOLDERS' EQUITY
  Common stock; $1 par value:
    Class A (without right to dividend)-
      authorized 7,500 shares, issued and
      outstanding 730 shares                 730                730
    Class B (non-voting)-- authorized
      7,500 shares, issued and outstanding
      1,665 shares                         1,665              1,665
  Paid-in capital                        182,565            182,565
  Retained earnings                       47,363             43,380

               SHAREHOLDERS' EQUITY      232,323            228,340

      TOTAL LIABILITIES AND
       SHAREHOLDERS'                  16,748,271         18,617,696

The accompanying notes are an integral part of these financial statements.

Statements of Operations and Retained Earnings

NATIONAL MORTGAGE ACCEPTANCE CORPORATION



                            Three Months Ended      Six Months Ended
                            June 30,                June 30,
                              1997      1996         1997       1996

                              (unaudited)           (unaudited)
REVENUES
  Interest on loans     $437,642  $548,240       $ 875,284   $ 1,096,480
  Other interest           3,376     3,063           5,960         8,066
  Management fees         16,984    20,369          33,228        40,670
  Net unrealized
     securities            1,741     1,478           4,496        (5,086)

                         459,743   573,150         918,968     1,140,130

COSTS AND EXPENSES
  Interest on bonds      437,642   548,240         875,284    1,096,480
  Management fees         16,984    20,369          33,228       40,670
  Other                    3,161     2,921           6,473        5,873

                         457,787   571,530         914,985    1,143,023



NET INCOME (LOSS)
  BEFORE INCOME TAXES      1,956     1,620          3,983       (2,893)

INCOME TAX EXPENSE (BENEFIT)   0         0              0            0


NET INCOME (LOSS)          1,956     1,620          3,983       (2,893)

RETAINED EARNINGS AT
  BEGINNING OF PERIOD     45,407    42,007         43,380       46,590


RETAINED EARNINGS AT
  END OF PERIOD         $ 47,363  $ 43,627         $ 47,363  $  43,697


EARNINGS/(LOSS)
 PER SHARE              $   0.82  $   0.68           $ 1.66  $   (1.21)


The accompanying notes are an integral part of these financial statements.

Statements of Cash Flows

NATIONAL MORTGAGE ACCEPTANCE CORPORATION



                                          Six Months Ended   Six Months End
                                           June 30, 1997      June 30, 1996
                                                      (unaudited)
Cash flows from operating activities:
  Net income (loss)                    $           3,983    $       (2,893)
  Adjustments to reconcile net
   income to net cash provided by
   (used for) operating activities:
    Net unrealized securities trading             (4,496)           (5,086)
    Cash and related investments
     restricted - Series 1985-A
     Working capital reserve                      (1,279)          (25,044)
    Accrued interest receivable
     from affiliates                              99,450            98,427
     Decrease in accrued interest
     payable                                     (99,450)          (98,427)
    Trading securities                             4,581             9,252
    Other assets                                   2,234            (1,357)
    Other liabilities, principally
     to affiliates                                (5,955)           18,180

           Total adjustments                      (4,915)           (4,055)

   Net cash provided used for
    operating activities                            (932)           (6,948)

Cash flows from investing activities:
  Payments received on loans to
   affiliates                                  1,768,003         1,749,828


Cash flows from financing activities:
  Payments on bonds payable                  (1,768,003)         (1,749,828)

Net decrease in cash                               (932)             (6,948)

Cash at beginning of period                       3,229               8,586

Cash at end of period                      $      2,297       $       1,638

The accompanying notes are an integral part of these financial statement.

APPENDIX A (4/4)

NOTES TO FINANCIAL STATEMENTS

NATIONAL MORTGAGE ACCEPTANCE CORPORATION

June 30, 1997


NOTE A (Unaudited)

These financial statements should be read in conjunction with the financial statements and notes thereto in National Mortgage Acceptance Corporation's ("NMAC") Annual Report for the year ended December 31, 1996. The financial statements for the six months ended June 30, 1997, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations, financial position, and cash flows for the interim periods. These amounts are not necessarily indicative of results for a full year.



APPENDIX   B
TO FORM 10-Q

Management's Discussion and Analysis of Financial Condition and
Results of Operations

NATIONAL MORTGAGE ACCEPTANCE CORPORATION

June 30, 1997

During the second quarter ended June 30, 1997, National Mortgage
Acceptance Corporation ("NMAC") did not issue any new series of its TIMCO (Thrift Industry Mortgage Collateralized Obligation) or Mortgage Collateralized Obligation Bonds.

During the six (6) month period ending June 30, 1997, NMAC revenues were $918,968 which consisted primarily of i) interest on loans receivable under funding agreements between NMAC and the participating borrowers for NMAC's TIMCO Bonds, Series 1985-A (FHLMC Certificates) (the "Series 1985-A Bonds") and ii) Management Fees received for the on-going administration of two outstanding Bonds Series; Series
1985-A Bonds, (FHLMC Certificates),  and Series D Bonds
(GNMA Certificates). Future revenues are expected to be provided from interest payments on funding agreements for the Series A Bonds.

NMAC has caused an election to be made under the Internal Revenue Code of 1986, as amended (the "Code"), to have the Trust Estate for the Series D Bonds taxed as a separate real estate mortgage investment conduit (a "REMIC"), in which the Series D Bonds are "regular interests," as defined in the Code, with respect to the REMIC. Other than its on-going fees for administration of the Series D Bond REMIC, NMAC has no future economic benefit in the segregated asset pool comprising of the Series D Bond REMIC. The "residual interest" in the Series D Bond REMICs was sold by NMAC for cash in 1987. Accordingly, neither the collateral for the Series D Bonds nor the Series D Bonds are recorded as assets or liabilities, respectively, of NMAC. The interest income on the collateral for, and the related interest expense on, the Series D Bonds will be recorded only within the Series D Bond REMIC. Neither the interest income nor the related interest expense on REMIC will have an impact on NMAC's financial statements.

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

As of June 30, 1997, NMAC's assets were $16,748,271 including $238,923 in unrestricted cash and trading securities. This cash balance, plus interest earnings from the investment thereof, is available to pay NMAC's annual operating expenses, and, if and to the extent necessary, amounts in connection with the outstanding Bonds of NMAC.