Form 10-Q
period 1997-09-30
NATIONAL MORTGAGE ACCEPTANCE CORP
filed 1997-11-13
CIK 768600

FORM 10-Q

Securities and Exchange Commission
Washington, D. C.  20549

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended: September 30, 1997
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

September 30, 1997
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



                                By:     ____________________________
					Randall B. Saufley
					Secretary/Treasurer
					Principal financial officer
                                        and duly authorized officer

Date:		November 10, 1997

EXHIBIT INDEX

2.	Not Applicable.

4.1	Indenture dated as of May 1, 1985 ("Indenture") between NMAC and
 Texas Commerce Bank National Association as trustee ("Trustee"), previously filed as Exhibit 4.1 to Amendment No. 1 to NMAC's
 Registration Statement on Form S-11, Registration No. 2-97573 and incorporated by reference.

4.2	General Supplement relating to Subsequent Series dated as of
 January 1, 1987, previously filed as Exhibit to NMAC's Form 8-K filed on February 10, 1985, and incorporated by reference.

4.3	Series Supplement to the Indenture, dated as of July 1, 1985, relating to Series 1985-A Bonds, previously filed as Exhibit 4 to NMAC's Form 8-K filed on July 23, 1985, and incorporated by reference.

4.4	Series Supplement to the Indenture, dated as of January 20, 1987, relating to Series B Bonds, previously filed as Exhibit 4.3 to NMAC's Form 8-K filed on February 10, 1987, and incorporated by reference.

4.5	Series Supplement to the Indenture, dated as of March 20, 1987, relating to Series C Bonds, previously filed as Exhibit 4.3 to NMAC's Form 8-K filed on April 8, 1987, and incorporated by reference.

4.6	Series Supplement to the Indenture, dated as of October 30, 1987, relating to Series D Bonds, previously filed as Exhibit 4.3 to NMAC's form 8-K filed on November 12, 1987, and incorporated by reference.

4.7	Form of Second General Supplement to Indenture relating to Subsequent
 Series previously filed as Exhibit 4.4 to NMAC's Post-Effective
 Amendment No. 1 on Form S-3 to S-11 Registration No. 33-19023 and incorporated by reference.

11.	Not applicable.  Information in Appendix A.

15.	Not applicable.

18.	Not applicable.

19.	Not applicable.

20.	Not applicable.

23.	Not applicable.

24.	Not applicable.

25.	Not applicable.

28.	Not applicable.

Statements of Financial Condition

NATIONAL MORTGAGE ACCEPTANCE CORPORATION



                                     September 30, 1997  December 31, 1996

                                          (unaudited)
ASSETS
  Cash                                           1,784              3,229
  Trading securities, at market value          241,572            236,711
  Restricted cash and investments -
    Series 1985-A working capital reserv        55,685             53,665
  Loans receivable from affiliates          13,894,203         17,328,606
  Accrued interest receivable
    from affiliates                            390,774            974,734
  Other assets                                  13,289             20,751

                     TOTAL ASSETS           14,597,307         18,617,696


LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
     Bonds payable                          13,894,203         17,328,606
     Accrued interest payable                  390,774            974,734
     Other liabilities, principally to a        78,075             86,016

                     TOTAL LIABILITIES      14,363,052         18,389,356


SHAREHOLDERS' EQUITY
  Common stock; $1 par value:
    Class A (without right to dividend)-
      authorized 7,500 shares, issued and
      outstanding 730 shares                       730                730
    Class B (non-voting)-- authorized
      7,500 shares, issued and outstanding
      1,665 shares                               1,665              1,665
  Paid-in capital                              182,565            182,565
  Retained earnings                             49,295             43,380

                     SHAREHOLDERS' EQUIT       234,255            228,340

                     TOTAL LIABILITIES AND
                      SHAREHOLDERS'         14,597,307         18,617,696

The accompanying notes are an integral part of these financial statements.


Statements of Operations and Retained Earnings

NATIONAL MORTGAGE ACCEPTANCE CORPORATION





                         Three Months Ended  Nine Months Ended
                         September 30,       September 30,
                           1997      1996     1997       1996

                            (unaudited)         (unaudited)
REVENUES
  Interest on loans     $390,774  $487,367   1,266,058 $ 1,583,847
  Other interest           2,858     3,578       8,818      11,643
  Management fees         16,250    19,476      49,478      60,146
  Net unrealized
  securities trading
  gains                    2,136     3,345       6,632      (1,740)

                         412,018   513,766   1,330,986   1,653,896

COSTS AND EXPENSES
  Interest on bonds      390,774   487,367   1,266,058   1,583,847
  Management fees         16,250    19,476      49,478      60,146
  Other                    3,062     3,075       9,535       8,948

                         410,086   509,918   1,325,071   1,652,941



NET INCOME (LOSS)
  BEFORE INCOME TAXES      1,932     3,848       5,915         955

INCOME TAX EXPENSE
(BENEFIT)                      0         0           0          0


NET INCOME (LOSS)          1,932     3,848       5,915        955

RETAINED EARNINGS AT
  BEGINNING OF PERIOD     47,363    43,697      43,380     46,590


RETAINED EARNINGS AT
  END OF PERIOD         $ 49,295  $ 47,545    $ 49,295  $  47,545


EARNINGS (LOSS) PER
SHARE                   $   0.81  $   1.61    $   2.47  $    0.40

    The accompanying notes are an integral part of these financial statements.

Statements of Cash Flows

NATIONAL MORTGAGE ACCEPTANCE CORPORATION



                                      Nine Months Ending
                            September 30, 1997   September 30, 1996

                                          (unaudited)
Cash flows from operating
activities:
  Net income (loss)             $       5,915             $        955
  Adjustments to reconcile net
   income to net cash provided
   by (use operating activities:
    Net unrealized securitie           (6,632)                  (1,740)
    Cash and related investments
     restricted - Series 1985-A
     Working capital reserve           (2,020)                  54,891
    Accrued interest receivable
     from affiliates                  583,960                  707,540
     Decrease in accrued interest
     payable                         (583,960)                (707,540)
    Trading securities                  1,771                     (984)
    Other assets                        7,462                    5,014
    Other liabilities, principally
     to affiliates                     (7,941)                 (65,760)

           Total adjustments           (7,360)                  (8,579)

   Net cash provided used for
    operating activities               (1,445)                  (7,624)

Cash flows from investing activities:
  Payments received on loans to
   affiliates                       3,434,403                3,914,192


Cash flows from financing activities:
  Payments on bonds payable        (3,434,403)              (3,914,192)

Net decrease in cash                   (1,445)                  (7,624)

Cash at beginning of period             3,229                    8,586

Cash at end of period            $      1,784           $          962



NOTES TO FINANCIAL STATEMENTS

NATIONAL MORTGAGE ACCEPTANCE CORPORATION

September 30, 1997


NOTE A (Unaudited)

	These financial statements should be read in conjunction with the financial statements and notes thereto in National Mortgage Acceptance Corporation's ("NMAC") Annual Report for the year ended December 31, 1996. The financial statements for the nine months ended September 30, 1997, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations, financial position, and cash flows for the interim periods. These amounts are not necessarily indicative of results for a full year.



APPENDIX   B
TO FORM 10-Q

Management's Discussion and Analysis of Financial Condition and
Results of Operations

NATIONAL MORTGAGE ACCEPTANCE CORPORATION

September 30, 1997

	During the third quarter ended September 30, 1997, National Mortgage Acceptance Corporation ("NMAC") did not issue any new series of its TIMCO (Thrift Industry Mortgage
        Collateralized Obligation) or Mortgage Collateralized
        Obligation Bonds.

	During the nine(9) month period ending September 30, 1997, NMAC revenues were $1,330,986 which consisted primarily of
        i) interest on loans receivable under funding agreements between NMAC and the participating borrowers for NMAC's TIMCO Bonds, Series 1985-A (FHLMC Certificates) (the "Series
        1985-A Bonds") and ii) Management Fees received for the on-going administration of two outstanding Bonds Series; Series 1985-A Bonds, (FHLMC Certificates), and Series D Bonds (GNMA Certificates). Future revenues are expected to be provided from interest payments on funding agreements for the Series A Bonds.

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

	As of September 30, 1997, NMAC's assets were $14,597,307 including $243,356 in unrestricted cash and trading securities. This cash and security balance, plus interest earnings from the investment thereof, is available to pay NMAC's annual operating expenses, and, if and to the extent necessary, amounts in connection with the outstanding Bonds of NMAC.