Form 10-K
period 1997-12-31
NATIONAL MORTGAGE ACCEPTANCE CORP
filed 1998-03-27
CIK 768600

FORM 10-K

Securities and Exchange Commission
Washington, D. C.  20549

Annual Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Year Ended	Commission File Numbers:
December 31, 1997	2-97573; 33-12626;
and 33-19023

NATIONAL MORTGAGE ACCEPTANCE CORPORATION
(Exact name of registrant as specified in its charter)

Virginia	54-1294217
(State or other Jurisdiction	(I.R.S. Employer
of incorporation)	Identification number)

823 East Main Street
P. O. Box 1854
Richmond, Virginia  23219
(Address of principal executive offices)  (Zip Code)

Registrant's telephone number, including area code:

(804) 775-7904

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

NONE

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of theSecurities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

Yes	      X  	No

Aggregate market value of voting stock held by non-affiliates of the registrant as of March 1, 1998:

NONE

Number of shares of common stock outstanding as of March 1, 1998:

Class A:	730 shares
Class B:	1,665 shares

PART I

Item 1.  Business

National Mortgage Acceptance Corporation ("NMAC"), was incorporated under the laws of the Commonwealth of Virginia on October 19, 1984, as a limited purpose finance corporation under the name "Thrift Financing Corporation". NMAC adopted its present name in 1989. NMAC maintains its principal executive offices at 823 East Main Street, 1st Floor, Richmond, Virginia 23219, and its telephone number is (804) 775-7904.

Under its Restated and Amended Articles of Incorporation, NMAC's business is limited to issuing bonds ("Bonds") principally secured by, or with interests in, "Mortgage Collateral." Mortgage Collateral may include mortgage loans and deed of trust loans secured by real estate and certificates evidencing interests in pools of such mortgage and/or deed of trust loans, which certificates may be issued or guaranteed by the Government National Mortgage Association, the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association, and/or private issuers. NMAC may lend the proceeds from the sale of its Bonds to participating borrowers pursuant to loan or funding agreements through which NMAC will obtain pledges of Mortgage Collateral to secure a related series of Bonds. NMAC also may use the proceeds from the sale of its Bonds to acquire Mortgage Collateral pledged to secure a series of its Bonds. NMAC's activities in connection with such transactions may include holding, transferring, assigning, pledging, financing,refinancing and otherwise dealing with mortgage loans and mortgage certificates and any activities incident to or necessary or convenient to accomplish the foregoing purposes.

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

Each series of NMAC's Bonds is to be secured by separate collateral that does not serve as security for any other series of NMAC's Bonds. The collateral pledged to the trustee securing a series of NMAC's Bonds is projected to produce cash flow sufficient, together with reinvest-ment income thereon at an assumed annual rate and assuming timely payment to the trustee of distributions on the Mortgage Collateral for such series, to make principal and interest payments required to be made on the outstanding Bonds of that series. With respect to any REMIC Series of NMAC's Bonds, the sale by NMAC of the "residual interest" in the trust estate for such REMIC Series will constitute a sale by NMAC of the economic benefit of the amounts remaining in the trust estate for such REMIC Series after payments of the Bonds of the related REMIC Series. Such amounts will be paid to the purchasers of the residual interest of such REMIC Series, and will not be available to creditors of NMAC or available to pay other liabilities or obligations of NMAC.

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

Information as of December 31, 1997 with respect to NMAC's outstanding bonds is included in Notes 5 and 6 of NMAC's financial statements included herein.

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

PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder
         Matters

There is no market for NMAC common stock. All outstanding common stock of NMAC is owned by Craigie and by the service corporation subsidiaries of what were originally nine savings and loan associations and savings banks. As of December 31, 1997, four of the nine savings and loan associations and savings banks are believed to be under the management of Federal Banking Regulators. There has been no transfer of common stock ownership and no dividends were paid with respect to NMAC common stock in 1996 or 1997.

Item 6.  Selected Financial Data

The following data are for the years ended December 31, 1997, 1996, 1995, 1994, and 1993.


                                       Year Ended December 31,

                  1997       1996        1995       1994        1993
Statement of
Operations
Data

Revenues      $1,742,471  $2,164,745  $3,339,636  $4,542,830  $6,853,559
Net Income
(Loss)             6,473      (3,210)     12,404     (11,568)       (426)
Earnings
(Loss) Per
Share               2.70       (1.34)       5.18       (4.83)       (.18)

Balance Sheet


Total Assets $14,998,274  $18,617,696 $23,533,660 $40,102,184 $62,051,403
Receivables
Pursuant to
Funding
Agreements    13,894,203   17,328,606  21,242,798  37,378,026  58,480,390
Bonds
Payable*      13,894,203   17,328,606  21,242,798  37,462,181  58,557,003

*Does not include Series B and Series D Bonds which are REMIC Series of NMAC's Bonds. As of December 31, 1997, the outstanding Series D aggregated $32,724,983. See part II, Item 7, of this Report on Form 10-K.

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

Revenues for 1997, 1996, 1995, 1994, and 1993 consist primarily of
(i) interest on loans receivable under funding agreements between NMAC and participating borrowers for the registrant's Series 1985-A Bonds, and Series C Bonds, and (ii) administrative fees paid to NMAC with respect to its outstanding Series 1985-A, B, and D Bonds. The Series B Bonds and the Series C Bonds were retired in 1996 and 1995, respectively. Future revenues are expected to be provided from interest payments on funding agreements for the Series 1985-A and the 1985 Series D Bonds, and from administrative fees relating to REMIC Series of NMAC's Bonds.

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

Interest on NMAC's outstanding Series 1985-A and Series C Bonds was the major source of cost and expenses for the years ending December 31, 1997, 1996, 1995, and 1994. Cash flow from payments of the loans receivable securing the Series 1985-A Bonds is anticipated to continue to provide cash sufficient to make all required payments on the Series 1985-A Bonds. Similarly, cash flow from the Mortgage Collateral for NMAC's Series D Bonds is anticipated to continue to provide cash sufficient to make required payments thereon. Consequently, NMAC anticipates that it will have no additional cash requirements with respect to any of its outstanding Bonds. Future net income of NMAC is expected to vary in direct relation to the issuance of one or more series of its Bonds in a given year.

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

As of December 31, 1997, NMAC's assets were $14,998,274, including $246,819 in unrestricted cash and marketable securities. This balance, plus interest earnings from the investment thereof, is available to pay NMAC's annual operating expenses, and, if and to the extent necessary, amounts in connection with the outstanding Bonds of NMAC.

Item 8.   Financial Statements and Supplementary Data

The response to this item is submitted in Appendix A.

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

None.

PART III


Item 10.  Directors and Executive Officers of the Registrant

The persons set forth below are the directors and executive officers of NMAC as of December 31, 1997:

		Current
Name			Age	Title

Allen Mead Ferguson	60	President, Chairman of the Board
                                and Director
John Thomas West, IV	51	Director and Vice President
George B. Pugh, Jr.	48	Director
John W. Wright		48	Director and Vice President
Merlin T. Grim		42	Director
Randall B. Saufley	36	Secretary, Treasurer and Vice President

Allen Mead Ferguson, 60, elected Chairman in 1997, a Director since 1989, and was elected Chief Executive Officer of Craigie Incorporated in 1995, and was formerly Chief Operating Officer and President since 1989 and Executive Vice President since 1980.

John Thomas West, IV, 51, elected President and Chief Operating Officer in 1997, a Director since 1984, was elected Executive Vice President in 1990, and was formerly Secretary, Treasurer and Senior Vice
President since 1984, of Craigie Incorporated.

George B. Pugh, Jr., 48, has been Executive Vice President and Managing Director of Craigie Incorporated since 1980.

John W. Wright, 48, elected Executive Vice President in 1997, a Director in 1989, was elected Senior Vice President of Craigie Incorporated in 1992, and was formerly Vice President since 1984. Mr. Wright formerly served as Vice President of Investors Mortgage Insurance Company, Boston, Massachusetts.

Merlin T. Grim, 42, elected Executive Vice President in 1997,
Treasurer in 1995 and was elected Senior Vice President of Craigie Incorporated in 1993.

Randall B. Saufley, 36, elected Senior Vice President in 1997, Vice President in 1995 and Controller in 1995, was elected Assistant
Vice President of Craigie Incorporated in 1994.

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

The following table sets forth certain information regarding the beneficial ownership of each class of NMAC's Common Stock by each entity that owns 5% or more of such Common Stock:

                        Class of Stock,
                        Amount of                       Name and Address
Name and Address        Beneficial Ownership            of Affiliated
of Beneficial Owner     and Percent of Class(1)         Financial
                        Class A   %    Class B   %      Institution (1)
Craigie Incorporated    370     50.5    333     20.0    --
Richmond, Virginia
(See Note (5))
Colonial Service Corp.   40      5.5    148     8.9     Atlantic Permanent
Norfolk, Virginia                                       Federal Savings
                                                        Bank, F.S.B.
                                                        Norfolk, VA
                                                        (See Note (2))

Jefferson Funding        40      5.5    148     8.9     Jefferson Savings
Corporation                                             & Loan Assoc.
Warrenton, Virginia                                     Warrenton, VA
                                                        (See Note (4))

Investors Service
Corporation              40      5.5    148     8.9     Investors Savings
Richmond, Virginia                                      Bank
                                                        Richmond, VA
                                                        (See Note (2))

Pioneer Financial
Services, Inc.           40      5.5    148     8.9     Pioneer Federal
Richmond, Virginia                                      Savings and Loan
                                                        Association
                                                        Hopewell, VA

Roanoke Valley Service   40      5.5    148     8.9     CorEast Federal
Corporation                                             Savings Bank,
Roanoke, Virginia                                       F.S.B.
                                                        Roanoke, Virginia
                                                        (See Note (2))

Security Financial                                      Security Federal
Service                  40      5.5     148     8.9    Savings & Loan
Corporation                                             Association
Richmond, Virginia                                      Richmond, VA
                                                        (See Note (2))

Southern Service
Corporation              40      5.5     148     8.9    Virginia Federal
Richmond, Virginia                                      Savings and Loan
                                                        Association
                                                        Richmond, Virginia
                                                        (See Note (3))

                        Class of Stock,
                        Amount of                       Name and Address
Name and Address        Beneficial Ownership            of Affiliated
of Beneficial Owner     and Percent of Class(1)         Financial
                        Class A   %     Class B   %     Institution(1)

Southside Service        40      5.5     148     8.9    Virginia First
Corporation                                             Savings Bank, F.S.B.
Petersburg, VA                                          Petersburg, Virginia
                                                        (See Note (5))

The First Colony Service 40      5.5     148     8.9    Life Federal Savings
Corporation                                             Bank, F.S.B.
Norfolk, Virginia                                       Norfolk, Virginia
                                                       (See Note (5))
_______________
NOTES:

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

(4)	In January, 1995, Jefferson Savings & Loan Association was
purchased by Crestar Bank, Richmond, Virginia.

(5)	BB&T Corporation purchased Craigie Incorporated, Virginia
First Savings Bank and Life Federal Savings Bank on October 1, 1997, December 1, 1997 and March 1, 1998, respectively.



Item 13.  Certain Relationships and Related Transactions

During the year ended December 31, 1997, NMAC incurred general and administrative expenses in connection with the management agreements described in Item 1 with Craigie Incorporated amounting to approximately $24,600. Directors Allen Mead Ferguson, John Thomas West, IV, George
B. Pugh, Jr., John W. Wright, and Merlin T. Grim of NMAC are all shareholders and officers of Craigie Incorporated.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

	(a)	(1)(2)	The response to this portion of Item 14 is
         submitted in Appendix A.

	     	(3)	See Exhibit Index immediately preceding
                        Exhibits.

	(b)	No reports on Form 8-K were filed during the last
         quarter of the fiscal year ended December 31, 1997.

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

Date:

March 20, 1998             By:  _____________________________
                                Allen Mead Ferguson, President,
                                Chairman of the Board, and Director
                                (Chief Executive Officer)


March 20, 1998             By:  _____________________________
                                John Thomas West, IV
                                Vice President and Director


March 20, 1998             By:  _____________________________
                                George B. Pugh, Jr., Director


March 20, 1998             By:  _____________________________
                                John W. Wright
                                Vice President and Director


March 20, 1998             By:  _____________________________
                                Merlin T. Grim, Director

APPENDIX A


Item 15(a) (1) and (2)

(a)     The following documents are filed as part of this report:

	(1)	Financial Statements:

		Report of Arthur Andersen LLP, Independent Auditors

		Report of KPMG Peat Marwick LLP, Independent Auditors

		Balance Sheets at December 31, 1997 and 1996

                Statements of Operations and Retained Earnings for the years ended December 31, 1997, 1996 and 1995

		Statements of Cash Flows for the years ended
                December 31, 1997, 1996 and 1995.

		Notes to Financial Statements

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

National Mortgage Acceptance Corporation


Financial Statements as of December 31, 1997, 1996 and 1995
Together with Auditors' Report

Report of Independent Public Accountants
To the Board of Directors and Shareholders of National Mortgage Acceptance Corporation:

We have audited the accompanying balance sheet of National Mortgage Acceptance Corporation as of December 31, 1997, and the related statements of operations and retained earnings and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of National Mortgage Acceptance Corporation as of December 31, 1996, and the related statements of operations and retained earnings and cash flows for each of the two years in the period ended December 31, 1996, were audited by other auditors whose report dated March 21, 1997, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Mortgage Acceptance Corporation as of December 31, 1997, and the results of its operations and its cash flows for the then year ended, in conformity with generally accepted accounting principles.



Charlotte, North Carolina
	March 13, 1998.

Independent Auditors' Report



The Board of Directors
National Mortgage Acceptance Corporation:


We have audited the accompanying balance sheet of National Mortgage Acceptance Corporation as of December 31, 1996, and the related statements of operations and retained earnings and cash flows for each of the years in the two-year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Mortgage Acceptance Corporation as of December 31, 1996 and the results of its operations and its cash flows for the each of the years in the two-year period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                                 KPMG Peat Marwick LLP


Richmond, Virginia
March 21, 1997

National Mortgage Acceptance Corporation
Balance Sheets - December 31, 1997 and 1996

                Assets                  1997              1996
Cash
                                $        1,255     $        3,229
Trading securities,
at fair value                          245,564            236,711
Restricted cash and investments
- Series 1985-A working capital
reserve, at fair value (Note 4)         56,457             53,665
Loans receivable from
affiliates, estimated fair
value of $15,638,886 in 1997
and $18,260,019 in 1996 (Note 3)    13,894,203         17,328,606
Accrued interest receivable
from affiliates                        781,549            974,734
Other assets                            19,246             20,751

                                $   14,998,274     $   18,617,696

Liabilities and
Shareholders' Equity


Liabilities:


Bonds payable, estimated fair
value of $15,638,886 in 1997
and $18,260,019 in 1996
(Note 5)                        $   13,894,203     $   17,328,606
Accrued interest payable
(Note 5)                               781,549            974,734
Other liabilities, principally
to affiliates (Note 3)                  87,304             86,016
Income taxes payable                       405                  0
Total liabilities
                                    14,763,461         18,389,356

Shareholders' equity:


Common stock; $1 par value-

 Class A (without right to
 dividend) - Authorized 7,500
 shares, issued and outstanding
 730 shares                                730                730
 Class B (nonvoting) -
 Authorized 7,500 shares,
 issued and outstanding 1,665
 shares                                  1,665              1,665
Paid-in capital                        182,565            182,565
Retained earnings                       49,853             43,380
Total shareholders' equity             234,813            228,340

                                $   14,998,274     $   18,617,696

The accompanying notes to financial statements are an integral part of these balance sheets.

National Mortgage Acceptance Corporation
Statements of Operations and Retained Earnings
For the Years Ended December 31, 1997, 1996 and 1995

                               1997             1996               1995
Revenues:

Interest income on loans
to affiliates            $  1,656,833   $  2,071,214       $  3,217,819
Other interest income          12,172         14,686             12,618
Management fees from
affiliates                     66,185         84,910             98,680
Net trading securities
gains (losses)                  7,281         (6,065)            10,519
Total revenues              1,742,471      2,164,745          3,339,636

Expenses:

Interest on bonds           1,656,833      2,071,214          3,217,819
Management fees                66,185         84,910             98,680
Other                          12,575         11,831             10,733
Total expenses              1,735,593      2,167,955          3,327,232
Income (loss) before
income taxes                    6,878         (3,210)            12,404
Income tax expense                405              0                  0
Net income (loss)               6,473         (3,210)            12,404
Retained earnings,
beginning of year              43,380         46,590             34,186
Retained earnings,
end of year              $     49,853     $   43,380         $   46,590
Income (loss) per share
 - Basic and diluted     $       2.70     $    (1.34)        $     5.18


The accompanying notes to financial statements are an integral part of these balance sheets.

National Mortgage Acceptance Corporation
Statements of Cash Flows
For the Years Ended December 31, 1997, 1996 and 1995




                                1997             1996            1995
Cash flows for
operating activities:

Net income (loss)         $     6,473     $     (3,210)    $     12,404
Adjustments to reconcile
net income (loss) to net
cash provided by
used in) operating
activities-

 Increase in trading
 securities                    (8,853)          (1,419)         (12,801)
 (Increase) decrease
 in restricted cash and
 investments - Working
 capital reserve               (2,792)         774,649          (42,872)
 Decrease in accrued
 interest receivable
 from affiliates              193,185          220,173          481,982
 Decrease in other assets       1,505            3,012            8,399
 Decrease in accrued interest
 payable                     (193,185)        (220,173)        (397,827)
 Interest added to Class A-4
 and C-5 bonds payable              0                0          445,692
 Increase (decrease) in other
 liabilities, principally to
 affiliates                     1,288         (778,389)          36,282
 Increase in income taxes
 payable                          405                0                0
   Net cash provided by
   (used in) operating
   activities                  (1,974)          (5,357)         531,259
Cash flows provided by
investing activities -
 Payments received on loans
 to affiliates              3,434,403         3,914,192      16,135,228
Cash flows used in financing
 activities - Payments on
 bonds payable             (3,434,403)       (3,914,192)    (16,665,075)
Net increase (decrease) in
cash                           (1,974)           (5,357)          1,412
Cash, beginning of year         3,229             8,586           7,174
Cash, end of year      $        1,255     $       3,229   $       8,586
Supplemental disclosures
of cash flow information:
 Cash paid during the year
 for interest               1,850,018         2,291,387       3,615,646
Cash paid for income taxes          0                 0           1,718


The accompanying notes to financial statements are an integral part of these balance sheets.

National Mortgage Acceptance Corporation
Notes to Financial Statements
December 31, 1997 and 1996

1. Organization:

National Mortgage Acceptance Corporation (NMAC or the Company), formerly Thrift Financing Corporation, is a limited purpose finance subsidiary of Craigie Incorporated (Craigie) which owns 51% of the Class A common stock and 20% of the Class B common stock. The remaining Class A and Class B common stock is owned by subsidiaries of institutions involved in the thrift industry. NMAC was organized on October 19, 1984, for the purpose of providing access to certain capital markets for qualified financial institutions and their affiliates. NMAC acts as a conduit for such institutions by the issuance of its Thrift Industry Mortgage Collateralized Obligation Bonds of other series of bonds (Bonds). The issues are structured so that collection of principal and interest from loans receivable from affiliates, including the effects of prepayments thereon, equal the amount of principal and interest due on the related bonds. NMAC generally obtains bond offering fees at the bond issuance date and administrative fees, as defined, for each offering over the period the Bonds remain outstanding.

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

As of December 31, 1997, NMAC had issued two collateralized mortgage obligations (Series 1985-A and Series C), lending the proceeds therefrom to finance subsidiaries of entities that are affiliated with certain shareholders of NMAC and Craigie. Only Series 1985-A was outstanding at December 31, 1997.

Real Estate Mortgage Investment Conduit (REMIC) Issuance

For Bonds issued after January 1, 1987, and for which an election was made for "real estate mortgage investment conduit" status under the Internal Revenue Code of 1986, as amended, NMAC simultaneously issued a series of its Bonds and purchased mortgage collateral. The Collateral is segregated into an asset pool comprising the trust estate for that series of Bonds. The Bonds of such series are considered "regular interests" in such a REMIC. The trust assets serve as the sole collateral for the repayment of such series of Bonds. The REMIC also issues residual interest certificates, whereby the holder's cash investment entitles it to receive excess cash flow from the trust estate for such series of Bonds, defined as the excess of the payments of principal and interest on the collateral for that series of Bonds, and reinvestment earnings thereon, over bond principal and interest costs and related expenses.

As of December 31, 1997, NMAC had issued one series of Bonds (Series D) under the REMIC structure.

2. Summary of Significant Accounting Polices:

Investment Securities

The Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (Statement No. 115), on January 1, 1994. Under Statement
No. 115, the Company classifies all of its investment securities and restricted cash and investments in the Series 1985-A working capital reserve (working capital reserve securities) as trading. Trading securities are bought and held principally for the purpose of selling them in the near term.

Trading securities and working capital reserve securities are recorded at fair value based on quoted market prices. Gains and losses on trading securities are included in earnings. Realized and unrealized gains and losses on working capital reserve securities are recorded as an adjustment to interest rebates payable (see Notes 3 and 4).

Realized gains and losses are determined using the specific-identifica-tion method.

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

Bond Issuance Costs

Costs related to the issuance of specific series of Bonds are charged to the entities participating in the offering. Ongoing costs related to registration statements and related prospectus material, prepared in anticipation of future offerings, are expensed as incurred. No such costs were incurred from 1995 through 1997.

Earnings Per Share

During 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128. Basic and diluted earnings per share are computed by dividing net income or loss by the weighted average number of shares of Class A and Class B common stock (2,395 for 1997, 1996 and 1995) outstanding during the period. There were no common stock equivalents for any of the periods presented.

Income Taxes

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the asset and liability method of Statement No. 109, deferred tax assets and liabilities are recognized for the future tax consequence attributable to differences between the financial statement carrying amounts of exiting assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.

3.  Loans Receivable:

Loans receivable on the Series 1985-A Bonds are expected to mature in varying amounts prior to the year 2016. The loan agreements, as amended, generally provide for interest to be paid at a rate equal to the lesser of the highest bond interest rate or the weighted bond interest rate plus 20 basis points per annum. The resulting effective rates of interest on the loans (equal to the lesser of 11.25% or the weighted average rate on the debt plus 20 basis points) were 11.25% in 1997, 1996 and 1995.

Interest rebates payable and accumulated earnings from restricted cash and investments are included in other liabilities and aggregated $56,457 and $53,665 as of December 31, 1997 and 1996, respectively. The timing of payment of such rebates is at the discretion of the management of NMAC.

The funding agreements for Series 1985-A Bonds are collateralized by mortgage-backed securities and by certain debt service funds owned by the participating financial institution subsidiaries. Those funds and the collections on the mortgage-backed securities are held by the bond trustee until the respective semiannual payment dates, at which time they are distributed as payments on the Bonds. Excess funds (rebates) on the Series 1985-A Bonds, if any, are available for return to the participating thrift institution subsidiaries.

Loans receivable of $7,742,000 at December 31, 1997, are from wholly owned, limited-purpose finance subsidiaries of Craigie (the Finance Subsidiaries). The Finance Subsidiaries were formed by certain depository institutions to facilitate the issuance of CMOs through the Company. Since the issuance of the CMOs, these depository institutions fell under the receivership of the Resolution Trust Corporation (RTC). The RTC was succeeded by the FDIC as receiver on January 1, 1996. All of the Finance Subsidiaries' outstanding stock was acquired by Craigie on November 12, 1996, from the FDIC.

4.  Restricted Cash and Investments:

Restricted cash and investments represent interest rebates which have been invested in U.S. Government agency obligations, mortgage-backed obligations, corporate obligations, cash and cash equivalents and are restricted to repaying the interest rebates payable and the income earned on these funds.

During the fourth quarter of 1996, the Company sold restricted invest-ments of $715,213. The sales proceeds were used to pay interest rebates payable to affiliates. No restricted investments were sold during 1997.

5.  Bonds Payable:

Series 1985-A Bonds payable had aggregate effective rates of interest of approximately 11.25% during 1997, 1996 and 1995. The Series 1985-A Bonds are collateralized by the respective loans receivable (together with collateral thereon) and consist of the following as of December 31, 1997 and 1996:

                                                  Principal Balance,
                   Interest      Stated              December 31
Class                Rate     Maturity Date       1997         1996
Series 1985-A - A-4  11.25%  January 1, 2016   $13,894,203   $17,328,606

The Series 1985-A Bonds require the payment of interest semiannually.

The stated principal value of the collateral (FHLMC participation certificates) plus the cash and investments in the various debt service funds for the Series 1985-A aggregate approximately $16,797,479 and $21,051,000 as of December 31, 1997 and 1996, respectively. These assets are held by the trustee and, although not assets of NMAC, are pledged, together with interest income thereon, as collateral for the Bonds.

6. REMIC Issuances

NMAC has issued two REMIC series, aggregating $333,067,000 Series B Bonds)and $300,500,000 (Series D Bonds) at issuance. Concurrent with the issuance of these bonds, NMAC sold the entire residual interest in the respective segregated asset pool comprising the trust estate. A portion of the Series B residual interest was purchased by affiliates of certain shareholders. The Series B Bonds were retired during 1996.

As of December 31, 1997 and 1996, the following Bonds, which are not recorded as liabilities of NMAC, were outstanding:


                                          Principal Balance
              Interest   Stated           December 31,
Class           Rate     Maturity Date      1997              1996

Series D-
  D-2          6.7125%   May 1, 2016      $          0   $           0
  D-4          7.125     May 1, 2016                 0               0
  D-5          6.9625    May 1, 2016                 0               0
  D-6          9.75      November 1, 2017   32,724,983      40,964,679
                                          $ 32,724,983   $  40,964,679

The offering consisted of Class D-4, which were retired during 1996, D-6 Bonds (Standard Bonds) and Class D-2 and D-5 Bonds (the Floating Rate Bonds), which were also retired during 1996. The floating interest rates were based on the London interbank offered quotations for three-month Eurodollar deposits.

The stated principal value of the collateral for Series D (GNMA certificates), aggregates approximately $33,250,738 and $43,715,000 as of December 31, 1997 and 1996, respectively. Such collateral, together with interest income thereon, is only available to repay the specific bond series.

7. Income Taxes:

The components of income tax expense for 1997, 1996 and 1995 were as follows:

                                            December 31
                                1997        1996       1995
Current-
  Federal                   $    285     $     0     $    0
  State                          120           0          0
Deferred-                          0           0          0
  Federal                          0           0          0
  State                            0           0          0
Income tax expense          $    405     $     0     $    0

The actual income tax expense for 1997, 1996 and 1995 differs from the "expected" income tax expense (benefit) (computed by applying the statutory U.S. federal corporate income tax rate of 35% to income
(loss) before income taxes) as follows:


                                        Years Ended December 31
                                1997              1996           1995
Income tax expense
(benefit) at statutory rate     $ 2,407         $(1,124)      $  4,340
Effect of graduated income tax
 rates                           (1,376)            642         (2,480)
State tax expense (benefit),
 net of federal expense
 (benefit)                          349            (163)           630
Change in valuation allowance      (975)            645         (2,490)
Actual income tax expense       $   405         $     0       $      0

The net deferred tax asset at December 31, 1997 and 1996, was as follows:

                                                December 31

                                        1997                1996
Deferred tax asset - Net operating
 loss carryforward                    $    0               $ 975
Less - Valuation allowance                 0                (975)
Net deferred tax asset                $    0               $   0

Management has determined that the ability of the Company to realize any deferred tax assets will depend on future earnings. Since future earnings were not assured, a valuation allowance was established in 1996.

8. Related-party Transactions:

Under the terms of its management contract, Craigie provides office space and equipment and certain managerial, administrative, financial and other services to NMAC. Management fees are charged to NMAC and ultimately to the borrowers as an ongoing cost determined at the date of the bond offering. Management fees are computed as a percentage of the out-standing bonds. Management fees paid to Craigie were approximately $24,600, $28,000 and $40,000 during 1997, 1996 and 1995, respectively.

Craigie acts as co-managing underwriter for all of the bond offerings and is the counterparty to all securities transactions entered into by the Company.

EXHIBIT INDEX

3.1	Restated Articles of Incorporation of Thrift Financing
Corporation ("TFC")(since June 2, 1989 National Mortgage Acceptance Corporation and hereinafter referred to as "NMAC"), previously filed as Exhibit 3.1 to NMAC's, Registration Statement on Form S-11, Registration No. 2-97573, and incorporated by reference.

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
Texas Commerce Bank National Association as trustee ("Trustee"), previously filed as Exhibit 4.1 to Amendment No. 1 to NMAC's Registra-tion Statement on Form S-11, Registration No. 2-97573 and incorporated by reference.

4.2	General Supplement relating to Subsequent Series dated as of
January 1, 1987, previously filed as Exhibit to NMAC's Form 8-K filed on February 10, 1985, and incorporated by reference.

4.3	Series Supplement to the Indenture, dated as of July 1, 1985, relating to Series 1985-A Bonds, previously filed as Exhibit 4 to NMAC's Form 8-K filed on July 23, 1985, and incorporated by reference.

4.4	Series Supplement to the Indenture, dated as of January 20, 1987, relating to Series B Bonds, previously filed as Exhibit 4.3 to NMAC's Form 8-K filed on February 10, 1987, and incorporated by reference.

4.5	Series Supplement to the Indenture, dated as of March 20, 1987, relating toSeries C Bonds, previously filed as Exhibit 4.3 to NMAC's Form 8-K filed on April 8, 1987, and incorporated by reference.

4.6	Series Supplement to the Indenture, dated as of October 30, 1987, relating to Series D Bonds, previously filed as Exhibit 4.3 to NMAC's form 8-K filed on November 12, 1987, and incorporated by reference.

4.7	Form of Second General Supplement to Indenture relating to
Subsequent Series previously filed as Exhibit 4.4 to NMAC's Post-
Effective Amendment No. 1 on Form S-3 to S-11 Registration No.
33-19023 and incorporated by reference.

11.1	See Appendix A.

12.1	Statement re computation of ratios.

NATIONAL MORTGAGE ACCEPTANCE CORPORATION

RATIO OF EARNINGS TO FIXED CHARGES


                                        Year Ended December 31,

                   1997        1996      1995        1994       1993



Earnings:
 Income (Loss)
  before income
  taxes        $    6,878  $   (3,210) $  $12,404 $  (10,968) $   (1,026)
 Fixed charges  1,656,833   2,071,214   3,217,819  4,419,373   6,711,685
               $1,663,711  $2,068,004  $3,230,223 $4,408,405  $6,710,659


Fixed charges:
 Interest
 expense
               $1,656,833  $2,071,214  $3,217,819 $4,419,373  $6,711,668
Ratio of
earnings to
fixed charges       1.004       0.998       1.004      0.998        1.000