Form 10-Q
period 1998-03-30
NATIONAL MORTGAGE ACCEPTANCE CORP
filed 1998-05-07
CIK 768600

FORM 10-Q

Securities and Exchange Commission
Washington, D. C.  20549

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended: March 31, 1998
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

March 31, 1998
Item 1.	Financial Statements

		Attached as Appendix A.

Item 2.	Management's Discussion and Analysis of Financial
Condition and Results of Operations

		Attached as Appendix B.

Part II:	OTHER INFORMATION

Item 1.	Legal Proceedings - None

Item 2.	Changes in Securities - None

Item 3.	Defaults on Senior Securities - None

Item 4.	Submission of Matters to Vote of Security Holders -
Information regarding election of directors by the registrant's voting shareholders previously reported in registrant's report on Form 10-K for its year ending December 31, 1997, as filed March 27,
1998.

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

Date:		May 7, 1998

EXHIBIT INDEX

2.	Not Applicable.

4.1	Indenture dated as of May 1, 1985 ("Indenture") between
NMAC and Texas Commerce Bank National Association as trustee ("Trustee"), previously filed as Exhibit 4.1 to Amendment No. 1 to NMAC's Registration Statement on
Form S-11, Registration No. 2-97573 and incorporated by reference.

4.2	General Supplement relating to Subsequent Series dated as
of January 1, 1987, previously filed as Exhibit to NMAC's
Form 8-K filed on February 10, 1985, and incorporated by reference.

4.3	Series Supplement to the Indenture, dated as of July 1,
1985, relating to Series 1985-A Bonds, previously filed as
Exhibit 4 to NMAC's Form 8-K filed on July 23, 1985, and incorporated by reference.

4.4	Series Supplement to the Indenture, dated as of January 20,
1987, relating to Series B Bonds, previously filed as
Exhibit 4.3 to NMAC's Form 8-K filed on February 10,
1987, and incorporated by reference.

4.5	Series Supplement to the Indenture, dated as of March 20,
1987, relating to Series C Bonds, previously filed as
Exhibit 4.3 to NMAC's Form 8-K filed on April 8, 1987, and incorporated by reference.

4.6	Series Supplement to the Indenture, dated as of October 30,
1987, relating to Series D Bonds, previously filed as
Exhibit 4.3 to NMAC's form 8-K filed on November 12,
1987, and incorporated by reference.

4.7	Form of Second General Supplement to Indenture relating
to Subsequent Series previously filed as Exhibit 4.4 to NMAC's Post-Effective Amendment No. 1 on Form S-3 to
S-11 Registration No. 33-19023 and incorporated by reference.

11.	Not applicable.  Information in Appendix A.

15.	Not applicable.

18.	Not applicable.

19.	Not applicable.

20.	Not applicable.

23.	Not applicable.

24.	Not applicable.

25.	Not applicable.

28.	Not applicable.

Statements of Financial Condition
NATIONAL MORTGAGE ACCEPTANCE CORPORATION


                                  March 31, 1998     December 31, 1997

                                   (unaudited)
ASSETS
Cash                                        844                 1,255
Trading securities, at fair value       250,985               245,564
Restricted cash and investments -
  Series 1985-A working capital
  reserve, at fair value                 57,159                56,457
Loans receivable from affiliates     12,512,178            13,894,203
Accrued interest receivable
   from affiliates                      351,905               781,549
Other assets                             13,778                19,246
        TOTAL ASSETS                 13,186,849            14,998,274



LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Bonds payable                        12,512,178            13,894,203
Accrued interest payable                351,905               781,549
Other liabilities, principally
   to affiliates                         86,043                87,709

           TOTAL LIABILITIES         12,950,126            14,763,461


SHAREHOLDERS' EQUITY
  Common stock; $1 par value:
    Class A (without right to
    dividend) authorized 7,500
    shares, issued and outstanding
    730 shares                              730                  730
    Class B (non-voting)--
    authorized 7,500 shares,
    issued and outstanding
    1,665 shares                          1,665                1,665
  Paid-in capital                       182,565              182,565
  Retained earnings                      51,763               49,853

                 SHAREHOLDERS' EQUITY   236,723              234,813

             TOTAL LIABILITIES AND
               SHAREHOLDERS EQUITY   13,186,849           14,998,274

The accompanying notes are an integral part of these financial statements.

Statements of Operations and Retained Earnings


NATIONAL MORTGAGE ACCEPTANCE CORPORATION



					Three Months Ended
					March 31,	March 31,
					   1998		   1997
					       (unaudited)
REVENUES

  Interest on loans                  $  351,905        $   437,642
  Other interest                          3,015              2,584
  Management fees                        16,244             16,244
  Net unrealized securities
    trading gains                         2,428              2,755

                                        373,592            459,225

COSTS AND EXPENSES

  Interest on bonds                     351,905            437,642
  Management fees                        16,244             16,244
  Other                                   3,053              3,312

                                        371,202            457,198



NET INCOME
 BEFORE INCOME TAXES                      2,390              2,027

INCOME TAX EXPENSE                          480                  0


NET INCOME (LOSS)                         1,910              2,027

RETAINED EARNINGS AT
  BEGINNING OF PERIOD                    49,853             43,380

RETAINED EARNINGS AT
        END OF PERIOD           $        51,763         $   45,407

EARNINGS (LOSS) PER SHARE       $          0.80         $     0.85

  The accompanying notes are an integral part of these financial statements.

Statements of Cash Flows

NATIONAL MORTGAGE ACCEPTANCE CORPORATION


                           Three Months Ended       Three Months Ended
                             March 31, 1998           March 31, 1997
                                           (unaudited)
Cash flows from
operating activities:
  Net income (loss)             $  1,910            $       2,027
  Adjustments to reconcile
   net income to net cash
   provided by (used for)
   operating activities:
    Trading securities            (5,421)                  (5,286)
    Cash and related
     investments restricted
     - Series 1985-A
     Working capital
     reserve                        (702)                    (557)
    Accrued interest
    receivable from
    affiliates                   429,644                  537,092
     Decrease in accrued
     interest payable           (429,644)                (537,092)
    Other assets                   5,468                    7,968
    Other liabilities,
    principally to
    affiliates                    (1,666)                  (2,160)

        Total adjustments         (2,321)                     (35)

   Net cash provided by
   (used for)operating
   activities                       (411)                   1,992

Cash flows from investing
activities:
  Payments received on
  loans to affiliates          1,382,025                1,768,003


Cash flows from financing
activities:
  Payments on bonds payable   (1,382,025)              (1,768,003)

Net increase (decrease)
in cash                             (411)                   1,992

Cash at beginning of period        1,255                    3,229

Cash at end of period           $    844                $   5,221

The accompanying notes are an integral part of these financial statements.

APPENDIX A (4/4)

NOTES TO FINANCIAL STATEMENTS

NATIONAL MORTGAGE ACCEPTANCE CORPORATION

March 31, 1998


NOTE A (Unaudited)

	These financial statements should be read in conjunction with the financial statements and notes thereto in National Mortgage Acceptance Corporation's ("NMAC") Annual Report for the year ended December 31, 1997. The financial statements for the three months ended March 31, 1998, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations, financial position, and cash flows for the interim periods. These amounts are not necessarily indicative of results for a full year.

APPENDIX   B
TO FORM 10-Q

Management's Discussion and Analysis of Financial Condition and Results of Operations

NATIONAL MORTGAGE ACCEPTANCE CORPORATION

March 31, 1998

	During the first quarter ended March 31, 1998, National
Mortgage Acceptance Corporation ("NMAC") did not issue any new series of its TIMCO (Thrift Industry Mortgage Collateralized
Obligation) or Mortgage Collateralized Obligation Bonds.

	During the three(3) month period ending March 31, 1998, NMAC revenues were $373,592 which consisted primarily of i) interest on loans receivable under funding agreements between NMAC and the participating borrowers for NMAC's TIMCO
Bonds, Series 1985-A (FHLMC Certificates) (the "Series 1985-A Bonds") and ii) Management Fees received for the on-going administration of two outstanding Bonds Series; Series 1985-A Bonds, (FHLMC Certificates), and Series D Bonds (GNMA Certificates). Future revenues are expected to be provided from interest payments on funding agreements for the Series A Bonds.

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

	NMAC has no salaried employees and has entered into management and administrative service agreements with Craigie Incorporated ("Craigie"), an affiliate of NMAC and a wholly-owned subsidiary of BB&T Corporation, pursuant to which Craigie provides NMAC with administrative, accounting and clerical services, office space and the use of the service mark "TIMCO" for the registrant's Bonds. Under these agreements, Craigie receives fees from NMAC in connection with each funding agreement executed between NMAC and the participating borrowers and with respect to the residual interests with respect to the registrant's Series D Bonds. Fees paid to NMAC by participating borrowers with respect to its Series A Bonds and the holders of the residual interest with respect to its Series D Bonds are expected by NMAC to be sufficient to provide for all on-going costs and expenses with respect to the outstanding Series of its Bonds. NMAC therefore anticipates that it will have no additional cash or liquidity requirements with respect to its obligations under any outstanding Series of its Bonds. Payments under the management and administrative services agreements between NMAC and Craigie are not expected to exceed the amount received by NMAC as on-going fees paid to it by participating borrowers under their funding agreements and/or holders of the residual interest with respect to the series D REMIC Bonds. Texas Commerce Bank National Association, trustee for all outstanding Series of NMAC's Bonds, also holds funds in expense reserve accounts established under the Series Supplements for certain of NMAC's outstanding Bonds to provide for future expenses of the Trustee with respect to the related Series Supplement if other funds are insufficient therefore. Such amounts are held under the respective Series Supplements and are not recorded in the financial statements for NMAC.

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

	On November 12, 1996 Craigie Incorporated purchased from the Federal Deposit Insurance Corporation ("FDIC") the stock of three of the affiliates who participated in the Series 1985-A Bonds. The affiliates were Atlantic Financing Corporation,
Security Federal Financing Corporation and Mountain Financial
Corporation.  In addition, the parent company of Craigie
Incorporated, BB&T Corporation, purchased Life Federal Saving
Bank on March 1, 1998 which owns a fourth affiliate of NMAC named Life Capital.

	As of March 31, 1998, NMAC's assets were $13,186,849 including $251,829 in unrestricted cash and trading securities. This cash and security balance, plus interest earnings from the investment thereof, is available to pay NMAC's annual operating expenses, and, if and to the extent necessary, amounts in connection with the outstanding Bonds of NMAC.