Form 10-Q
period 1998-06-30
NATIONAL MORTGAGE ACCEPTANCE CORP
filed 1998-08-06
CIK 768600

FORM 10-Q

Securities and Exchange Commission
Washington, D. C.  20549

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended: June 30,1998
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

June 30,1998
Item 1.	Financial Statements

		Attached as Appendix A.

Item 2.	Management's Discussion and Analysis of Financial Condition
and Results of Operations

		Attached as Appendix B.

Part II:	OTHER INFORMATION

Item 1.	Legal Proceedings - None

Item 2.	Changes in Securities - None

Item 3.	Defaults on Senior Securities - None

Item 4. Submission of Matters to Vote of Security Holders - Inform-ation regarding election of directors by the registrant's voting shareholders previously reported in registrant's report on Form
10-K for its year ending December 31, 1997, as filed March 27, 1998.

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

                              NATIONAL MORTGAGE ACCEPTANCE CORPORATION
				(Registrant)



                                By:     ____________________________
                                        Randall B. Saufley
                                        Secretary/Treasurer
	                                     		Principal financial officer
                                        and duly authorized officer

Date:		July 31, 1998

EXHIBIT INDEX

2.	Not Applicable.

4.1	Indenture dated as of May 1, 1985 ("Indenture") between NMAC and Texas Commerce Bank National Association as trustee ("Trustee"), previously filed as Exhibit 4.1 to Amendment No. 1 to NMAC's Regist-ration Statement on Form S-11, Registration No. 2-97573 and incor-porated by reference.

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

Appendix A (1/4)
Statements of Financial Condition

NATIONAL MORTGAGE ACCEPTANCE CORPORATION

                                   June 30, 1998     December 31, 1997
                                    (unaudited)

ASSETS
  Cash                              $    13,791         $     1,255
  Trading securities, at fair
     value                              228,118             245,564
  Restricted cash & investments-
     Series 1985-A working
     capital reserve, at fair value      57,783              56,457
  Loans receivable from affiliates   12,512,178          13,894,203
  Accrued interest receivable
     from affiliates                    703,810             781,549
  Other Assets                           17,572              19,246
                                   ------------        ------------
        TOTAL ASSETS                $13,533,252         $14,998,274

LIABILITIES AND SHAREHOLDERS'
  EQUITY

LIABILITIES
  Bonds payable                     $12,512,178         $13,894,203
  Accrued interest payable              703,810             781,549
  Other liabilities, principally
     to affiliates                       82,020              87,709
                                   ------------        ------------
        TOTAL LIABILITIES           $13,298,008         $14,763,461

SHAREHOLDERS' EQUITY
  Common stock; $1 par value:
   Class A (without right to
    dividend)-authorized 7,500
    shares, issued and outstanding
    730 shares                              730                 730
   Class B (non-voting) -authorized
    7,500 shares, issued and
    outstanding 1,665 shares              1,665               1,665
  Paid in capital                       182,565             182,565
  Retained earnings                      50,284              49,853
                                   ------------        ------------
        SHAREHOLDER EQUITY          $   235,244         $   234,813

     TOTAL LIABILITIES AND
      SHAREHOLDER EQUITY            $13,533,252         $14,998,274


The accompanying notes are an integral part of these financial state-ments.

Appendix A (2/4)
Statements of Operations and Retained Earnings
NATIONAL MORTGAGE ACCEPTANCE CORPORATION


                             Three Months Ended        Six Months Ended
                                 June 30,                   June 30,
                              1998        1997         1998        1997
                                (unaudited)               (unaudited)
REVENUES

 Interest on loans        $351,905    $437,642     $703,810    $875,284
 Other interest              5,550       3,376        8,565       5,960
 Management fees            15,328      16,984       31,572      33,228
 Net unrealized securites
   trading gains            (3,343)      1,741         (915)      4,496
                          --------    --------     --------    --------
                           369,440     459,743      743,032     918,968

COSTS AND EXPENSES
 Interest on bonds         351,905     437,642      703,810     875,284
 Management fees            15,328      16,984       31,572      33,228
 Other                       4,061       3,161        7,114       6,473
                          --------    --------     --------    --------
                           371,294     457,787      742,496     914,985

NET INCOME BEFORE
  INCOME TAXES              (1,854)      1,956          536       3,983

INCOME TAX EXPENSE            (375)          0          105           0

NET INCOME (LOSS)           (1,479)      1,956          431       3,983

RETAINED EARNINGS AT
  BEGINNING OF PERIOD       51,763      45,407       49,853      43,380

RETAINED EARNINGS AT
  END OF PERIOD             50,284      47,363       50,284      47,363
                          --------    --------     --------    --------
                          --------    --------     --------    --------

EARNINGS (LOSS) PER SHARE $  (0.62)   $   0.82     $   0.18    $   1.66



The accompanying notes are an integral part of these financial state-ments.

APPENDIX A (3/4)

Statement of Cash Flows
NATIONAL MORTGAGE ACCEPTANCE CORPORATION

                                               Six Months Ended
                                       June 30, 1998    June 30, 1997
                                                 (unaudited)

Cash flows from operating activities:

 Net income (loss)                     $         431    $       3,983
 Adjustments to reconcile net income
   to net cash provided by (used for)
   operating activities:
   Trading securities                         17,446               85
   Cash & related investments
   restricted - Series 1985-A
   Working capital reserve                    (1,326)          (1,279)
 Accrued interest receivable from
   affiliates                                 77,739           99,450
   Decrease in accrued interest
    payable                                  (77,739)         (99,450)
 Other assets                                  1,674            2,234
 Other liabilities, principally to
   affiliates                                 (5,689)          (5,955)
                                       -------------    -------------
      Total adjustments                       12,105           (4,915)

 Net cash provided by (used for)
  operating activities                        12,536             (932)

Cash flows from investing activities:
 Payments received on loans to
   affiliates                              1,382,025        1,768,003

Cash flows from financing activities:
 Payments on bonds payable                (1,382,025)      (1,768,003)

Net increase (decrease) in cash               12,536             (932)

Cash at beginning of period                    1,255            3,229
                                       -------------    -------------

Cash at end of period                         13,791            2,297




The accompanying notes are an integral part of these financial statements.

APPENDIX A (4/4)

NOTES TO FINANCIAL STATEMENTS

NATIONAL MORTGAGE ACCEPTANCE CORPORATION

June 30,1998


NOTE A (Unaudited)

	These financial statements should be read in conjunction with the financial statements and notes thereto in National Mortgage Acceptance Corporation's ("NMAC") Annual Report for the year ended December 31, 1997. The financial statements for the six months ended June 30, 1998, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations, financial position, and cash flows for the interim periods. These amounts are not necessarily indicative of results for a full year.

APPENDIX   B
TO FORM 10-Q

Management's Discussion and Analysis of Financial Condition and
Results of Operations

NATIONAL MORTGAGE ACCEPTANCE CORPORATION

June 30, 1998

	During the quarter ended June 30, 1998, National Mortgage
Acceptance Corporation ("NMAC") did not issue any new series of its TIMCO (Thrift Industry Mortgage Collateralized Obligation) or
Mortgage Collateralized Obligation Bonds.

	During the six (6) month period ending, June 30, 1998, NMAC revenues were $743,032 which consisted primarily of i) interest on loans receivable under funding agreements between NMAC and the participating borrowers for NMAC's TIMCO Bonds, Series 1985-A (FHLMC Certificates) (the "Series 1985-A Bonds") and ii) Management Fees received for the on-going administration of two outstanding Bonds Series; Series 1985-A Bonds, (FHLMC Certificates), and Series D Bonds (GNMA Certificates). Future revenues are expected to be provided from interest payments on funding agreements for the Series A Bonds.

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

	NMAC has no salaried employees and has entered into management and administrative service agreements with Craigie Incorporated ("Craigie"), an affiliate of NMAC and a wholly-owned subsidiary of BB&T Corporation, pursuant to which Craigie provides NMAC with administrative, accounting and clerical services, office space and the use of the service mark "TIMCO" for the registrant's Bonds. Under these agreements, Craigie receives fees from NMAC in connection with each funding agreement executed between NMAC and the participating borrowers and with respect to the residual interests with respect to the registrant's Series D Bonds. Fees paid to NMAC by participating borrowers with respect to its Series A Bonds and the holders of the residual interest with respect to its Series D Bonds are expected by NMAC to be sufficient to provide for all on-going costs and expenses with respect to the outstanding Series of its Bonds. NMAC therefore anticipates that it will have no additional cash or liquidity requirements with respect to its obligations under any outstanding Series of its Bonds. Payments under the management and administrative services agreements between NMAC and Craigie are not expected to exceed the amount received by NMAC as on-going fees paid to it by participating borrowers under their funding agreements and/or holders of the residual interest with respect to the series D REMIC Bonds. Chase Bank of Texas, N.A., trustee for all outstanding Series of NMAC's Bonds, also holds funds in expense reserve accounts established under the Series Supplements for certain of NMAC's outstanding Bonds to provide for future expenses of the Trustee with respect to the related Series Supplement if other funds are insufficient therefore. Such amounts are held under the respective Series Supplements and are not recorded in the financial statements for NMAC.

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

	On November 12, 1996 Craigie Incorporated purchased from the Federal Deposit Insurance Corporation ("FDIC") the stock of three of the affiliates who participated in the Series 1985-A Bonds. The affiliates were Atlantic Financing Corporation, Security Federal Financing Corporation and Mountain Financial Corporation.
Effective June 30, 1998, Atlantic Financing and Security Federal were merged into Mountain Financial Corporation. In addition, the parent company of Craigie Incorporated, BB&T Corporation, purchased Life Savings Bank on March 1, 1998 which owns a fourth affiliate of NMAC named Life Capital Corporation.

	As of June 30, 1998, NMAC's assets were $13,533,252 including $241,909 in unrestricted cash and trading securities. This cash and security balance, plus interest earnings from the investment thereof, is available to pay NMAC's annual operating expenses, and, if and to the extent necessary, amounts in connection with the outstanding Bonds of NMAC.