Form 10-Q
period 1998-09-30
NATIONAL MORTGAGE ACCEPTANCE CORP
filed 1998-11-13
CIK 768600

FORM 10-Q

Securities and Exchange Commission
Washington, D. C.  20549

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended: September 30,1998
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

September 30, 1998
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

				NATIONAL MORTGAGE ACCEPTANCE
CORPORATION
				(Registrant)



				By:
	______________________________________________
                                  Randall B. Saufley
                                  Secretary/Treasurer
                                  Principal financial officer and duly
                                  authorized officer

Date:		November 5, 1998

EXHIBIT INDEX

2.	Not Applicable.

4.1	Indenture dated as of May 1, 1985 ("Indenture") between NMAC and Texas Commerce Bank National Association as trustee ("Trustee"), previously filed as Exhibit 4.1 to Amendment No. 1 to NMAC's
Registration Statement on Form S-11, Registration No. 2-97573 and incorporated by reference.

4.2	General Supplement relating to Subsequent Series dated as of
January 1, 1987, previously filed as Exhibit to NMAC's Form 8-K filed on February 10, 1985, and incorporated by reference.

4.3	Series Supplement to the Indenture, dated as of July 1, 1985, relating to Series 1985-A Bonds, previously filed as Exhibit 4 to NMAC's Form 8-K filed on July 23, 1985, and incorporated by reference.

4.4	Series Supplement to the Indenture, dated as of January 20, 1987, relating to Series B Bonds, previously filed as Exhibit 4.3 to NMAC's Form 8-K filed on February 10, 1987, and incorporated by reference.

4.5	Series Supplement to the Indenture, dated as of March 20, 1987, relating to Series C Bonds, previously filed as Exhibit 4.3 to NMAC's Form 8-K filed on April 8, 1987, and incorporated by reference.

4.6	Series Supplement to the Indenture, dated as of October 30, 1987, relating to Series D Bonds, previously filed as Exhibit 4.3 to NMAC's form 8-K filed on November 12, 1987, and incorporated by reference.

4.7	Form of Second General Supplement to Indenture relating to
Subsequent Series previously filed as Exhibit 4.4 to NMAC's Post-
Effective Amendment No. 1 on Form S-3 to S-11 Registration No.
33-19023 and incorporated by reference.

11.	Not applicable.  Information in Appendix A.

15.	Not applicable.

18.	Not applicable.

19.	Not applicable.

20.	Not applicable.

23.	Not applicable.

24.	Not applicable.

25.	Not applicable.

28.	Not applicable.

                                                       APPENDIX A (1/4)
Statements of Financial Condition
NATIONAL MORTGAGE ACCEPTANCE CORPORATION

                                 September 30, 1998   December 31, 1997
                                   (unaudited)
ASSETS
 Cash                            $         11,746     $           1,255
 Trading securites, at fair value         236,331               245,564
 Restricted cash and investments-
  Series 1985-A working capital
  reserve, at fair value                   58,441                56,457
 Loans receivable from affiliates      11,104,810            13,894,203
 Accrued interest receivable
   from affiliates                        312,323               781,549
 Other assets                              12,000                19,246
                                 -----------------    ------------------
               TOTAL ASSETS      $     11,735,651     $      14,998,274

LIABILITIES AND SHAREHOLDERS'
EQUITY

LIABILITIES
 Bonds payable                   $     11,104,810    $       13,894,203
 Accrued interest payable                 312,323               781,549
 Other liabilities, principally
  to affiliates                            79,945                87,709
                                 -----------------    ------------------
          TOTAL LIABILITIES      $     11,497,078     $      14,763,461

SHAREHOLDERS' EQUITY
 Common stock; $1 par value:
  Class A (without right to
   dividend)-authorized 7500
   shares, issued & outstanding
   730 shares                    $            730     $             730
  Class B (non-voting)-authorized
  7500 shares, issued & outstand-
  ing, 1665 shares                          1,665                 1,665
 Paid-in capital                          182,565               182,565
 Retained earnings                         53,613                49,813
                                 -----------------    ------------------
          SHAREHOLDERS' EQUITY   $        238,573     $         234,813

    TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY       $     11,735,651     $      14,998,274


*The accompanying notes are an integral part of these financial statements.

                                                       APPENDIX A (2/4)

Statements of Operations and Retained Earnings
NATIONAL MORTGAGE ACCEPTANCE CORPORATION

                            Three Montsh Ended     Nine Months Ended
                              September 30           September 30
                             1998       1997         1998       1997
                               (unaudited)           (unaudited)
REVENUES
 Interest on loans      $ 312,323   $ 390,774   $ 1,016,133  $ 1,266,058
 Other interest             6,038       2,858        14,603        8,818
 Management fees           15,250      16,250        46,822       49,478
 Net unrealized securi-
  ties trading gain         2,295       2,136         1,380        6,632
                        ----------  ----------  ------------ ------------
                        $ 335,906   $ 412,018   $ 1,078,938  $ 1,330,986

COSTS AND EXPENSES
 Interest on bonds        312,323     390,774     1,016,133    1,266,058
 Management fees           15,250      16,250        46,822       49,478
 Other                      4,164       3,062        11,278        9,535
                        ----------  ----------  ------------ ------------
                          331,737     410,086     1,074,233    1,325,071


NET INCOME
 BEFORE INCOME TAXES        4,169       1,932         4,705        5,915

INCOME TAX EXPENSE            840           0           945            0

NET INCOME (LOSS)           3,329       1,932         3,760        5,915

RETAINED EARNINGS AT
 BEGINNING OF PERIOD       50,284      45,407        49,853       43,380

RETAINED EARNINGS AT
 END OF PERIOD          $  53,613   $  47,339   $    53,613  $    49,295

EARNINGS (LOSS) PER
 SHARE                  $    1.39   $     0.81  $       1.57 $      2.47


**The accompanying notes are an integral part of these financial statements.

                                                       APPENDIX A (3/4)

Statements of Cash Flow
NATIONAL MORTGAGE ACCEPTANCE CORPORATION

                               Nine Months Ended     Nine Months Ended
                               September 30, 1998    September 30, 1998
                                              (unaudited)

Cash flows from operating
activites
 Net income (loss)                $      3,760          $     5,915
 Adjustments to reconcile net
 income to net cash provided
 by (used for) operating
 activities:
  Trading securities                     9,233               (4,861)
  Cash and related investments
   restricted - Series 1985-A
   working capital reserve              (1,984)              (2,020)
  Accrued interest receivable
   from affiliates                     469,226              583,960
   Decrease in accrued interest
    payable                           (469,226)            (583,960)
  Other assets                           7,246                7,462
  Other liabilities,
   principally to affiliates            (7,764)              (7,941)
                                  ---------------       ---------------
           Total adjustments             6,731               (7,360)

 Net cash provided by (used
  for) operating activities             10,491               (1,445)

Cash flows from investing
activities
 Payments received on loans
 to affiliates                      2,7899,393            3,434,403

Cash flows from financing
activities
 Payments on bonds payable         (2,7899,393)          (3,434,403)

Net increase(decrease) in cash          10,491               (1,445)

Cash at beginning of period              1,225                3,229

Cash at end of period             $     11,746          $     1,784

*The accompanying notes are an integral part of these financial statements.

APPENDIX A (4/4)

NOTES TO FINANCIAL STATEMENTS

NATIONAL MORTGAGE ACCEPTANCE CORPORATION

September 30, 1998


NOTE A (Unaudited)

	These financial statements should be read in conjunction with the financial statements and notes thereto in National Mortgage Acceptance Corporation's ("NMAC") Annual Report for the year ended December 31, 1997. The financial statements for the nine months ended September 30, 1998, include all adjustments (consisting only of normal recurring adjustments)necessary for a fair presentation of the results of operations, financial position, and cash flows for the interim periods. These amounts are not necessarily indicative of results for a full year.

NOTE B (New Accounting Pronouncements)

	FAS-130 (Reporting Comprehensive Income) is effective for fiscal years beginning after December 15, 1997. Comprehensive income includes net income plus all other components of comprehensive income. The term other comprehensive income denotes revenues, expenses, gains, and losses that are included in comprehensive income but not in net income in accordance with GAAP. The Company has no components of comprehensive income other than net income.

	FAS-133 (Accounting for Derivative Instruments and Hedging Activities) was issued in June 1998 and is effective for fiscal periods beginning after June 15, 1999. It establishes accounting and reporting standards for derivative instruments, including derivative instruments that are embedded in other contracts, as well as for hedging activities. The Company is neither owner nor counterparty to any derivative instruments or hedging activities.

APPENDIX   B
TO FORM 10-Q

Management's Discussion and Analysis of Financial Condition and
Results of Operations

NATIONAL MORTGAGE ACCEPTANCE CORPORATION

September 30, 1998

	During the quarter ended September 30, 1998, National Mortgage Acceptance Corporation ("NMAC") did not issue any new series of its TIMCO (Thrift Industry Mortgage Collateralized Obligation) or
Mortgage Collateralized Obligation Bonds.

	During the nine (9) month period ending, September 30, 1998, NMAC revenues were $1,078,938 which consisted primarily of i) interest on loans receivable under funding agreements between NMAC and the participating borrowers for NMAC's TIMCO Bonds, Series 1985-A
(FHLMC Certificates) (the "Series 1985-A Bonds") and ii) Management Fees received for the on-going administration of two outstanding Bonds Series; Series 1985-A Bonds, (FHLMC Certificates), and Series D Bonds (GNMA Certificates). Future revenues are expected to be provided from interest payments on funding agreements for the Series A Bonds.

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

	NMAC has no salaried employees and has entered into management and administrative service agreements with Craigie Incorporated ("Craigie"), an affiliate of NMAC and a wholly- owned subsidiary of BB&T Corporation, pursuant to which Craigie provides NMAC with administrative, accounting and clerical services, office space and the use of the service mark "TIMCO" for the registrant's Bonds. Under these agreements, Craigie receives fees from NMAC in connection with each funding agreement executed between NMAC and the participating borrowers and with respect to the residual interests with respect to the registrant's Series D Bonds. Fees paid to NMAC by participating borrowers with respect to its Series A Bonds and the holders of the residual interest with respect to its Series D Bonds are expected by NMAC to be sufficient to provide for all on-going costs and expenses with respect to the outstanding Series of its Bonds. NMAC therefore anticipates that it will have no additional cash or liquidity requirements with respect to its obligations under any outstanding Series of its Bonds. Payments under the management and administrative services agreements between NMAC and Craigie are not expected to exceed the amount received by NMAC as on-going fees paid to it by participating borrowers under their funding agreements and/or holders of the residual interest with respect to the series D REMIC Bonds. Chase Bank of Texas, N.A., trustee for all outstanding Series of NMAC's Bonds, also holds funds in expense reserve accounts established under the Series Supplements for certain of NMAC's outstanding Bonds to provide for future expenses of the Trustee with respect to the related Series Supplement if other funds are insufficient therefore. Such amounts are held under the respective Series Supplements and are not recorded in the financial statements for NMAC.

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

	On November 12, 1996 Craigie Incorporated purchased from the Federal Deposit Insurance Corporation ("FDIC") the stock of three of the affiliates who participated in the Series 1985-A Bonds. The affiliates were Atlantic Financing Corporation, Security Federal Financing Corporation and Mountain Financial Corporation. Effective June 30, 1998, Atlantic Financing and Security Federal were merged into Mountain Financial Corporation. In addition, the parent company of Craigie Incorporated, BB&T Corporation, purchased Life Savings Bank on March 1, 1998 which owns a fourth affiliate of NMAC named Life Capital Corporation. Life Capital was purchased by Craigie Incorporated and subsequently merged into Mountain Financial Corporation effective September 30, 1998.

	As of September 30, 1998, NMAC's assets were $11,735,651 including $248,077 in unrestricted cash and trading securities.
This cash and security balance, plus interest earnings from the investment thereof, is available to pay NMAC's annual operating expenses, and, if and to the extent necessary, amounts in connection with the outstanding Bonds of NMAC.