Form 10-K
period 1998-12-31
NATIONAL MORTGAGE ACCEPTANCE CORP
filed 1999-03-30
CIK 768600

FORM 10-K

Securities and Exchange Commission
Washington, D. C. 20549

Annual Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

     For Year Ended Commission File Numbers:
     December 31, 1998   2-97573; 33-12626;
          and 33-19023

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

     Information as of December 31, 1998 with respect to NMAC's outstanding bonds is included in Notes 5 and 6 of NMAC's financial statements included herein.

Item 2. Properties

     NMAC has no material physical properties.

Item 3. Legal Proceedings

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     On March 22, 1999, a meeting of the Shareholders was held and the following persons were elected to NMAC's Board of Directors: John
Thomas West,
IV, George B. Pugh, Jr., John W. Wright and Merlin T. Grim.


PART II

Item 5. Market for Registrant's Common Equity and Related
Shareholder Matters

     There is no market for NMAC common stock. All outstanding common stock of
NMAC is owned by Craigie and by the service corporation subsidiaries of what were originally nine savings and loan associations and savings banks. As of
December 31, 1998, four of the nine savings and loan associations and savings banks are believed to be under the management of federal banking regulators.
There has been no transfer of common stock ownership and no dividends were paid with respect to NMAC common stock in 1997 or 1998.

Item 6. Selected Financial Data

     The following data are for the years ended December 31, 1998, 1997, 1996,
1995, and 1994.


Year Ended December 31,

  		   1998         1997      1996      1995      1994
Statement of Operations Data

Revenues	$1,411,916 $1,742,471 $2,164,745 $3,339,636 $4,542,830
Net Income (Loss)
	         3,641     6,473      (3,210)    12,404      (11,568)
Earnings (Loss) Per Share
	    	 1.52	    	  2.70	(1.34)	5.18		(4.83)
Balance Sheet
Total Assets
	  $12,057,732  $14,998,274  $18,617,696  $23,533,660 $40,102,184
Receivables Pursuant to
Funding Agreements
	  11,104,810    13,894,203   17,328,606	21,242,798	37,378,026
Bonds Payable*
	  11,104,810    13,894,203   17,328,606	21,242,798	37,462,181
*Does not include Series B and Series D Bonds which are REMIC
Series of NMAC's
Bonds. As of December 31, 1998, the outstanding Series D aggregated $24,461,901.
Series B was retired during 1996. See part II, Item 7, of this
Report on Form
10-K.

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

     Revenues for 1998, 1997, 1996, 1995, and 1994 consist
primarily of (i)
interest on loans receivable under funding agreements between NMAC and participating borrowers for the registrant's Series 1985-A Bonds, and Series C
Bonds, and (ii) administrative fees paid to NMAC with respect to its outstanding
Series 1985-A, B, C, and D Bonds. The Series B Bonds and the Series C Bonds were retired in 1996 and 1995, respectively. Future revenues are expected to be provided from interest payments on funding agreements for the Series 1985-A
Bonds, and from administrative fees relating to REMIC Series of NMAC's Bonds
(Series D).

     Costs and expenses incurred by NMAC during each period result primarily from interest payable on its Bonds, expenses with respect to developing financing programs, and expenses incurred in connection with administering outstanding Series of its Bonds. Such costs and expenses incurred in any period, including those for any future period, depend primarily upon the amount of
NMAC's Bonds issued and outstanding during any such period and the interest rate payable on such Bonds. NMAC receives, from the participating borrowers in its
Series 1985-A Bonds and the residual interest holders with respect to its Series
D Bonds, administration payments and fees which have been equal to, less than or in excess of the costs incurred by NMAC in administering such outstanding series of Bonds. Such fees and payments received by NMAC are expected to continue to adequately provide for the costs incurred by NMAC in administering such Bonds on a current basis, thereby not impacting upon NMAC's need for liquidity in the short or long term.

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

     Interest on NMAC's outstanding Series 1985-A and Series C Bonds was the major source of cost and expenses for the years ending December 31, 1998, 1997,
1996, and 1995. Cash flow from payments of the loans receivable securing the
Series 1985-A Bonds is anticipated to continue to provide cash sufficient to make all required payments on the Series 1985-A Bonds. Similarly, cash flow from the Mortgage Collateral for NMAC's Series D Bonds is anticipated to continue to provide cash sufficient to make required payments thereon. Consequently, NMAC anticipates that it will have no additional cash requirements with respect to any of its outstanding Bonds. Future net income of NMAC is expected to vary in direct relation to the issuance of one or more series of its Bonds in a given year.

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

     As of December 31, 1998, NMAC's assets were $12,057,732, including
$252,174 in unrestricted cash and marketable securities. This balance, plus interest earnings from the investment thereof, is available to pay NMAC's annual operating expenses, and, if and to the extent necessary, amounts in connection with the outstanding Bonds of NMAC.

     Year 2000 Issue

     The majority of NMAC's readiness depends on one significant third party, which serves as trustee for the majority of assets and liabilities of the corporation and affiliated corporations. This third party has represented their
Year 2000 readiness to the corporation through formal communications. As of
January 1999, this party concludes that they have established the necessary management structure and processes, built from prior merger experience, to set the course and speed to achieve Year 2000 success.

     While core business systems are minimal, management has determined this cost to be minimal and current vendors provide Y2K compliant software which NMAC intends to implement in the second quarter of 1999.

     Market Risk Disclosure

     Interest rate fluctuations tend to have the greatest effect on the prepayment of loans receivable from affiliates (Series 1985-A Bonds). As interest rates decline there is a more likelihood of prepayment of these loan agreements with affiliates due to increased principal payments on the mortgage-backed securities collateralizing the funding agreements. When interest rates increase there is a less likelihood of prepayments of the underlying collateral.
Due to the maturity of the mortgages and history of prepayments since 1985 interest rate fluctuations should have a less than significant impact on NMAC's ability to fund the outstanding Bonds Payable.

     Principal value of the collateral plus cash and investments in the various debt service funds for the Series 1985-A aggregate approximately
$13,656,128 and
$16,797,479 compared the bonds payable of $11,104,810 and $13,894,203.

Item 8.  Financial Statements and Supplementary Data

     The response to this item is submitted in Appendix A.

Item 9.   Changes in and Disagreements with Accountants on
Accounting and
Financial Disclosure

     None.

PART III


Item 10.  Directors and Executive Officers of the Registrant

     The persons set forth below are the directors and executive officers of
NMAC as of December 31, 1998:
          Current
     Name Age       Title

John Thomas West, IV     52   President, Chairman of the
					Board and
					Director
George B. Pugh, Jr.      49  	Director
John W. Wright 		 49   Director and Vice President
Merlin T. Grim 		 43   Director
Randall B. Saufley 	 37   Secretary and Treasurer

John Thomas West, IV, 52, elected President and Chief
					Operating Officer in
1997, a Director since 1984, was elected Executive Vice President in 1990, and was formerly Secretary, Treasurer and Senior Vice President since
1984, of
Craigie Incorporated.

     George B. Pugh, Jr., 49 a Director since 1984, has been
Executive Vice
President and Managing Director of Craigie Incorporated since
1980.

     John W. Wright, 49, elected Executive Vice President in 1997, a Director in 1989, was elected Senior Vice President of Craigie Incorporated in 1992, and was formerly Vice President since 1984. Mr. Wright formerly served as Vice
President of Investors Mortgage Insurance Company, Boston,
Massachusetts.

     Merlin T. Grim, 43, elected Executive Vice President in 1997,
Treasurer in
1995 and was elected Senior Vice President of Craigie Incorporated in 1993.

     Randall B. Saufley, 37, elected Senior Vice President in
1997, Vice
President and Controller in  1995, was elected Assistant Vice
President of
Craigie Incorporated in 1994.

     All of the foregoing directors of NMAC, were reelected at the annual meeting of the shareholders and officers at the Board of Directors meeting, held as of March 22, 1999 to serve until their successors are elected and shall qualify.

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
Corporation                        Loan Association
Warrenton, Virginia                     Warrenton, Virginia
                         (See Note (4))
Investors Service Corporation
				40   5.5  148  8.9  Investors
Savings Bank
Richmond, Virginia                      Richmond, Virginia
                         (See Note (2))
Pioneer Financial Services, Inc.
				40   5.5  148  8.9  Pioneer
Federal
Richmond, Virginia                      Savings and Loan
                         Association
                         Hopewell, Virginia
Roanoke Valley Service  40   5.5  148  8.9  CorEast Federal
Corporation                        Savings Bank, F.S.B.
Roanoke, Virginia                       Roanoke, Virginia
                         (See Note (2))
Security Financial Service
				40   5.5  148  8.9  Security Federal
Corporation                        Savings and Loan
Richmond, Virginia                      Association
                         Richmond,Virginia
                         (See Note (2))
Southern Service Corporation
				40   5.5  148  8.9  Virginia Federal
Richmond, Virginia                      Savings and Loan
                         Association
                         Richmond, Virginia
                         (See Note (3))

          Class of Stock,
          Amount of Name and Address
     Name and Address    Beneficial Ownership     of Affiliated
     of Beneficial Owner and Percent of Class(1)  Financial
Institution(1)

     Class A   %    Class B   %

Southside Service Corporation
				40   5.5  148  8.9  Virginia First
Petersburg, Virginia                         Savings Bank, F.S.B.
                         Petersburg, Virginia

Branch Bank & Trust 	40   5.5  148  8.9  Branch Bank & Trust
Company of Virginia                     Company of Virginia
Norfolk, Virginia                       Norfolk, Virginia
_______________
NOTES:

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

(4) In January, 1995, Jefferson Savings & Loan Association was purchased by
Crestar Bank, Richmond, Virginia.


Item 13.  Certain Relationships and Related Transactions

     During the year ended December 31, 1998, NMAC incurred general and administrative expenses in connection with the management agreements described in Item 1 with Craigie Incorporated amounting to approximately $12,600.
Directors John Thomas West, IV, George B. Pugh, Jr., John W.
Wright,  and Merlin
T. Grim of NMAC are officers of Craigie Incorporated.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
Form 8-K

     (a)  (1)(2)    The response to this portion of Item 14 is
submitted in
Appendix A.

               (3)  See Exhibit Index immediately preceding
Exhibits.

     (b) No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 1998.

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

                              NATIONAL MORTGAGE ACCEPTANCE
                                   CORPORATION


                         By:  _____________________________
                              John Thomas West, IV, Chairman
                                  of the Board of Directors

     Pursuant to the requirements of the Securities and Exchange
Act of 1934,
this report is cosigned below by the following persons on behalf of NMAC and in the capacities and on the dates indicated.

Date:

March 27, 1999                     By:
_____________________________
                                   John Thomas West, IV
                                     President, Chairman of the
Board
                                      and Director


March 27, 1999                     By:
_____________________________
                                   George B. Pugh, Jr., Director


March 27, 1999                     By:
_____________________________
                                   John W. Wright
                                      Vice President and Director


March 27, 1999                     By:
_____________________________
                                   Merlin T. Grim, Director


March 27, 1999                     By:
_____________________________
                                   Randall B. Saufley
                                   Secretary and Treasurer

APPENDIX A


Item 15(a) (1) and (2)

(a)  The following documents are filed as part of this report:

     (1)  Financial Statements:

          Report of Arthur Andersen LLP, Independent Auditors

          Report of KPMG, LLP, Independent Auditors

          Balance Sheets at December 31, 1998 and 1997

          Statements of Operations and Retained Earnings for the years ended
December 31, 1998, 1997 and 1996

          Statements of Cash Flows for the years ended December
31, 1998, 1997
and 1996.

          Notes to Financial Statements

     All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.







Independent Auditors' Report



The Board of Directors and Shareholders
National Mortgage Acceptance Corporation:


We have audited the accompanying balance sheets of National
Mortgage Acceptance
Corporation as of December 31, 1998 and 1997, and the related statements of operations and retained earnings and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Mortgage Acceptance
Corporation as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December
31, 1998 in conformity with generally accepted accounting principles.






Richmond, Virginia
March 24, 1999





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

3.4 Articles of Amendment dated June 1, 1989 to Restated Articles of
Incorporation previously filed as Exhibit 3.5 to NMAC's Post-
Effective Amendment
No. 1 on Form S-3 to S-11 Registration No. 33-19023 and incorporated by reference.

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

National Mortgage Acceptance Corporation
Financial Statements as of December 31, 1998, 1997 and 1996
Together with Report of Independent Public Accountants


Report of Independent Public Accountants
To National Mortgage Acceptance Corporation:
We have audited the accompanying balance sheets of National
Mortgage Acceptance
Corporation (a Virginia corporation) as of December 31, 1998 and 1997, and the related statements of operations and retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the
Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The statement of operations and retained earnings and statement of cash flows of National Mortgage Acceptance
Corporation for the year ended December 31, 1996, were audited by other auditors whose report dated March 21, 1997, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Mortgage Acceptance
Corporation as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.
Charlotte, North Carolina,
     March 23, 1999.

Independent Auditors' Report




The Board of Directors
National Mortgage Acceptance Corporation:

We have audited the accompanying statements of operations and retained earnings and cash flows of National Mortgage Acceptance Corporation (the Corporation) for the year ended December 31, 1996. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, National Mortgage Acceptance Corporation's results of operations and its cash flows for the year ended December31, 1996, in conformity with generally accepted accounting principles.




Richmond, Virginia
March 21, 1997



National Mortgage Acceptance Corporation
Balance Sheets - December 31, 1998 and 1997
Assets
				1998		1997
Cash
		 $         	11,289	$        1,255
Trading securities, at fair value
				240,885		245,564
Restricted cash and investments - Series 1985-A working capital reserve, at fair value (Note 4)

				59,046		56,457
Loans receivable from affiliates, estimated fair value of $12,243,053 in 1998 and $15,638,886 in 1997 (Note 3)

				11,104,810		13,894,203
Accrued interest receivable from affiliates
				624,646		781,549
Other assets
				17,056		19,246

				$12,057,732		$14,998,274
Liabilities and Shareholders' Equity


Liabilities:


Bonds payable, estimated fair value of $12,243,053 in 1998 and $15,638,886 in
1997 (Note 5)

				$11,104,810		$13,894,203
Accrued interest payable (Note 5)
				624,646		781,549
Other liabilities, principally to affiliates (Note 3)
				89,603		87,304
Income taxes payable
				219			405
Total liabilities
				11,819,278		14,763,461
Shareholders' equity:


Common stock; $1 par value-


Class A (without right to dividend) - Authorized 7,500 shares, issued and outstanding 730 shares

			730			730
Class B (nonvoting) - Authorized 7,500 shares, issued and outstanding 1,665 shares

			1,665			1,665
Paid-in capital
			182,565		182,565
Retained earnings
			53,494		49,853
Total shareholders' equity
			238,454		234,813

			$12,057,732		$14,998,274

National Mortgage Acceptance Corporation
Statements of Operations and Retained Earnings
For the Years Ended December 31, 1998, 1997 and 1996

				1998		1997		1996
Revenues:



Interest income on loans to affiliates
			$1,328,456		$1,656,833	$2,071,214
Other interest income
			17,987		12,172	14,686
Management fees from affiliates
			62,840		66,185	84,910
Net trading securities gains (losses)
			2,633			7,281		(6,065)
Total revenues
			1,411,916		1,742,471	2,164,745
Expenses:



Interest on bonds
			1,328,456		1,656,833	2,071,214
Management fees
			62,840		66,185	84,910
Other
			16,069		12,575	11,831
Total expenses
			1,407,365		1,735,593	2,167,955
Income (loss) before income taxes
			4,551			6,878		(3,210)
Income tax expense
			910			405		0
Net income (loss)
			3,641			6,473		(3,210)
Retained earnings, beginning of year
			49,853		43,380	46,590
Retained earnings, end of year
		  $   53,494	   $  49,853    $ 43,380
Income (loss) per share - Basic and diluted
		$     1.52		$    2.70		$  (1.34)

National Mortgage Acceptance Corporation
Statements of Cash Flows
For the Years Ended December 31, 1998, 1997 and 1996




				1998			1997		1996
Cash flows for operating activities:



Net income (loss)
			$       3,641	$       6,473	$3,210)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities-




Decrease (increase) in trading securities
				4,679			(8,853)	(1,419))
(Increase) decrease in restricted cash and investments - Working capital reserve

				(2,589)		(2,792)	774,649
Decrease in accrued interest receivable from affiliates

				156,903		193,185	220,173
Decrease in other assets
				2,190			1,505		3,012
Decrease in accrued interest payable
				(156,903)		(193,185)	(220,173)
Increase (decrease) in other liabilities, principally to affiliates

				2,299			1,288		(778,389)
(Decrease) increase in income taxes payable
				(186)			405			0
Net cash provided by (used in) operating activities

				10,034		(1,974)	(5,357)
Cash flows provided by investing activities - Payments received on loans to affiliates

				2,789,393		3,434,403	3,914,192
Cash flows used in financing activities - Payments on bonds payable

				(2,789,393)		(3,434,403)	(3,914,192)
Net increase (decrease) in cash
				10,034		(1,974)	(5,357)
Cash, beginning of year
				1,255			3,229		8,586
Cash, end of year
			$    11,289		$     1,255	$     3,229
Supplemental disclosures of cash flow information:



Cash paid during the year for interest
			$ 1,485,359		$1,850,018		$2,291,387
Cash paid for income taxes
				1,096			0			0





National Mortgage Acceptance Corporation
Notes to Financial Statements
December 31, 1998 and 1997
1.  Organization:
National Mortgage Acceptance Corporation (NMAC or the Company), formerly Thrift
Financing Corporation, is a limited purpose finance subsidiary of Craigie
Incorporated (Craigie) which owns 51% of the Class A common stock and 20% of the
Class B common stock. The remaining Class A and Class B common stock is owned primarily by subsidiaries of institutions involved in the financial services industry. NMAC was organized on October 19, 1984, for the purpose of providing access to certain capital markets for qualified financial institutions and their affiliates. NMAC acts as a conduit for such institutions by the issuance of its
Thrift Industry Mortgage Collateralized Obligation Bonds and other series of bonds (Bonds). The issues are structured so that collection of principal and interest from loans receivable from affiliates, including the effects of prepayments thereon, equal the amount of principal and interest due on the related bonds. NMAC generally obtains bond offering fees at the bond issuance date and administrative fees, as defined, for each offering over the period the
Bonds remain outstanding.
Collateralized Mortgage Obligation (CMO) Issuances
When issued as a CMO, each series of Bonds is secured by the mortgage collateral and related funding agreements or promissory notes entered into by the participating thrift institutions or their finance subsidiaries. Each series of
Bonds is specifically collateralized by mortgage-backed securities. Such collateral was initially pledged to NMAC, which in turn pledged the collateral to an independent trustee. As principal and interest are received by the trustee, the bonds payable and the funding agreements/notes receivable are concurrently reduced, as defined within each individual series supplement to the bond indenture and funding agreement, respectively. Principal and interest are payable semiannually or quarterly.

As of December 31, 1998 and 1997, NMAC had issued two collateralized mortgage obligations (Series 1985-A and Series C), lending the proceeds therefrom to finance subsidiaries of entities that are affiliated with certain shareholders of NMAC and Craigie. Only Series 1985-A was outstanding at December 31, 1998 and 1997.
Real Estate Mortgage Investment Conduit (REMIC) Issuance
For Bonds issued after January 1, 1987, and for which an election was made for
"real estate mortgage investment conduit" status under the Internal Revenue Code of 1986, as amended, NMAC simultaneously issued a series of its Bonds and purchased mortgage collateral. The Collateral is segregated into an asset pool comprising the trust estate for that series of Bonds. The Bonds of such series are considered "regular interests" in such a REMIC. The trust assets serve as the sole collateral for the repayment of such series of Bonds.
The REMIC also
issues residual interest certificates, whereby the holder's cash investment entitles it to receive excess cash flow from the trust estate for such series of
Bonds, defined as the excess of the payments of principal and interest on the collateral for that series of Bonds, and reinvestment earnings thereon, over bond principal and interest costs and related expenses.
As of December 31, 1998 and 1997, NMAC had issued one series of Bonds (Series D) under the REMIC structure.
2.  Summary of Significant Accounting Policies:
New Accounting Pronouncements
In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive
Income," which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. Comprehensive income is the nonshareholder related change in equity (net assets) of a company during a period from transactions and other events. The Company has no components of comprehensive income other than net income.
In June 1998, the FASB issued SFAS No. 133, "Accounting for
Derivative
Instruments and Hedging Activities," which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The statement is effective for fiscal years beginning after June 15, 1999, and cannot be applied retroactively. Management has not yet quantified the impact of adopting SFAS No. 133 and has not determined the timing of or method of adoption of the statement. However, the statement could increase volatility in earnings and other comprehensive income.
Investment Securities
The Company adopted the provisions of Statement of Financial
Accounting
Standards No. 115, "Accounting for Certain Investments in Debt and
Equity
Securities," (Statement No. 115), on January 1, 1994. Under Statement No. 115, the Company classifies all of its investment securities and restricted cash and investments in the Series 1985-A working capital reserve (working capital reserve securities) as trading. Trading securities are bought and held principally for the purpose of selling them in the near term. Trading securities and working capital reserve securities are recorded at fair value based on quoted market prices. Gains and losses on trading securities are included in earnings. Realized and unrealized gains and losses on working capital reserve securities are recorded as an adjustment to interest rebates payable (see Notes 3 and 4). Realized gains and losses are determined using the specific-identification method.
Loans Receivable and Bonds Payable
The issuance of Bonds is treated as a financing unless the transaction qualifies as a sale of assets under generally accepted accounting principles. To date, the Bonds issued under the CMO structure have been accounted for as financings, while the Bonds issued as a REMIC structure have qualified for sale treatment.
No gain or loss, exclusive of bond offering fees in excess of related expenses, resulted from the sales. Due to the reduction of the loans receivable and bonds payable as a function of payments of the underlying collateral, the ultimate timing of the maturities of the respective loans and Bonds is not readily determinable. The estimated fair value of loans receivable is determined based on quoted market prices for the underlying collateral. The estimated fair value of bonds payable is determined based on quoted market prices for the Bonds.
Interest Income and Expense
Interest income, net of rebates (see Note 3) and interest expense are recorded as accrued.
Bond Issuance Costs
Costs related to the issuance of specific series of Bonds are charged to the entities participating in the offering. Ongoing costs related to registration statements and related prospectus material, prepared in anticipation of future offerings, are expensed as incurred. No such costs were incurred from 1995 through 1998.
Earnings Per Share
During 1997, the Company adopted the provisions of Statement of Financial
Accounting Standards No. 128. Basic and diluted earnings per share are computed by dividing net income or loss by the weighted average number of shares of Class
A and Class B common stock (2,395 for 1998, 1997 and 1996) outstanding during the period. There were no common stock equivalents for any of the periods presented.
Income Taxes
Effective January 1, 1993, the Company adopted Statement of
Financial Accounting
Standards No. 109, "Accounting for Income Taxes." Under the asset and liability method of Statement No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of exiting assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.
3.  Loans Receivable:
Loans receivable on the Series 1985-A Bonds are expected to mature in varying amounts prior to the year 2016. The loan agreements, as amended, generally provide for interest to be paid at a rate equal to the lesser of the highest bond interest rate or the weighted bond interest rate plus 20 basis points per annum. The resulting effective rates of interest on the loans (equal to the lesser of 11.25% or the weighted average rate on the debt plus 20 basis points) were 11.25% in 1998, 1997 and 1996. Interest rebates payable and accumulated earnings from restricted cash and investments are included in other liabilities and aggregated $59,046 and $56,457 as of December 31, 1998 and 1997,
respectively. The timing of payment of such rebates is at the discretion of the management of NMAC.

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

Loans receivable of $8,536,362 at December 31, 1998, are from Mountain Financial
Corporation, a wholly owned, limited-purpose finance subsidiary of Craigie (the
Finance Subsidiary). The Finance Subsidiary and four other entities were formed by certain depository institutions to facilitate the issuance of the Series
1985-A Bond through the Company. Subsequently, Craigie acquired 100% ownership of these entities through a purchase. During 1998, Craigie merged three other wholly-owned finance subsidiaries into the Finance Subsidiary (two mergers effective June 30, 1998, and the third effective September 30, 1998.)
4.  Restricted Cash and Investments:
Restricted cash and investments represent interest rebates which have been invested in U.S. Government agency obligations, corporate obligations, cash and cash equivalents and are restricted to repaying the interest rebates payable and the income earned on these funds.
5.  Bonds Payable:
Series 1985-A Bonds payable had aggregate effective rates of interest of approximately 11.25% during 1998, 1997 and 1996. The Series 1985-A Bonds are collateralized by the respective loans receivable (together with collateral thereon) and consist of the following as of December 31, 1998 and 1997:


		Interest	Stated	Principal Balance,
								 December 31
Class		Rate		Maturity Date		1998		1997
Series 1985-A - A-4	11.25%   Jan. 1, 2016 $ 11,104,810 $13,894,203
The Series 1985-A Bonds require the payment of interest semiannually.
The stated principal value of the collateral (FHLMC participation certificates) plus the cash and investments in the various debt service funds for the Series
1985-A aggregate approximately $13,656,128 and $16,797,479 as of December 31,
1998 and 1997, respectively. These assets are held by the trustee and, although not assets of NMAC, are pledged, together with interest income thereon, as collateral for the Bonds.
6.  REMIC Issuances:
NMAC has issued two REMIC series, aggregating $333,067,000 (Series
B Bonds) and
$300,500,000 (Series D Bonds) at issuance. Concurrent with the issuance of these bonds, NMAC sold the entire residual interest in the respective segregated asset pool comprising the trust estate. A portion of the Series B residual interest was purchased by affiliates of certain shareholders. The
Series B
Bonds were retired during 1996.
As of December 31, 1998 and 1997, the following REMIC Series
Bonds, which are
not recorded as liabilities of NMAC, were outstanding:


		Interest	Stated	Principal Balance,
							 December 31
	Class		Rate	Maturity Date	1998		1997
Series D-
	D-2		6.7125% May 1, 2016	$     0 	$    	0
	D-4		7.125	  May 1, 2016		0		0
	D-5		6.9625  May 1, 2016		0		0
	D-6		9.75	 Nov. 1, 2017	24,461,901	32,724,983

						     $24,641,901 $32,724,983
The offering consisted of Class D-4, which were retired during 1996, D-6 Bonds
(Standard Bonds) and Class D-2 and D-5 Bonds (the Floating Rate
Bonds), which
were also retired during 1996. The floating interest rates were based on the
London interbank offered quotations for three-month Eurodollar deposits.
The stated principal value of the collateral for Series D (GNMA certificates), aggregates approximately $24,860,376 and $33,250,738 as of December 31, 1998 and
1997, respectively. Such collateral, together with interest income thereon, is only available to repay the specific bond series.
7.  Income Taxes:
The components of income tax expense for 1998, 1997 and 1996 were as follows:

						December 31

					1998		1997		1996
Current-
	Federal		     $640	     $285	     $0
	State				270		120		0
Deferred-
	Federal			0		0		0
	State				0		0		0
Income tax expense
					$910		$405		$0
The actual income tax expense for 1998, 1997 and 1996 differs from the
"expected" income tax expense (benefit) (computed by applying the statutory U.S.
federal corporate income tax rate of 35% to income (loss) before income taxes) as follows:

					Years Ended December 31
					1998		1997		1996

Income tax expense (benefit) at statutory rate

					$1,593	$2,407	$(1,124)
Effect of graduated income tax rates
 					(910)		(1,376)   	642
State tax expense (benefit), net of federal expense (benefit)

					227		349		(163)
Change in valuation allowance
					0		(975)		645
Actual income tax expense
					$  910	$   405	$    0

There were no deferred taxes for the years ended December 31, 1998 and 1997.

8.  Related-party Transactions:
Under the terms of its management contract, Craigie provides office space and equipment and certain managerial, administrative, financial and other services to NMAC. Management fees are charged to NMAC and ultimately to the borrowers as an ongoing cost determined at the date of the bond offering. Management fees are computed as a percentage of the outstanding bonds. Management fees paid to
Craigie were approximately $12,600, $24,600 and $28,000 during 1998, 1997 and
1996, respectively.

Craigie acts as co-managing underwriter for all of the bond offerings and is the counterparty to all securities transactions entered into by the Company.

NATIONAL MORTGAGE ACCEPTANCE CORPORATION

RATIO OF EARNINGS TO FIXED CHARGES







   Year Ended December 31,

                       1998       1997       1996       1995	1994
Earnings:
   Income (Loss) before
     income taxes  $  4,551      6,878      (3,210)    12,404    (10,968)
   Fixed charges    1,328,456  1,656,833	2,071,214  3,217,819  4,419,373

		      $ 1,333,007  1,663,711	2,068,004  3,230,223  4,408,405

Fixed charges:
 Interest expense $ 1,328,456	 1,656,833	2,071,214  3,217,819  4,419,373

Ratio of earnings to fixed
   charges           1.003      1.004      0.998      1.004      0.998





                                                            EXHIBIT 12.1