Form 10-Q
period 1999-03-30
NATIONAL MORTGAGE ACCEPTANCE CORP
filed 1999-05-14
CIK 768600

FORM 10-Q

Securities and Exchange Commission
Washington, D. C.  20549

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended: March 31, 1999
Commission File Numbers:  2-97573, 33-12626 and 33-19023


NATIONAL MORTGAGE ACCEPTANCE CORPORATION
(Exact name of registrant as specified in its charter)

     Virginia  54-1294217
     (State or other Jurisdiction  (I.R.S. Employer
     of incorporation)   Identification number)

909 East Main Street
P.O. Box 1575
Richmond, Virginia
(Address of principal executive offices)

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



Part I:   FINANCIAL INFORMATION

March 31, 1999
Item 1.   Financial Statements

          Attached as Appendix A.

Item 2.   Management's Discussion and Analysis of Financial
Condition and
 Results of    Operations

          Attached as Appendix B.

Part II:  OTHER INFORMATION

Item 1.   Legal Proceedings - None

Item 2.   Changes in Securities - None

Item 3.   Defaults on Senior Securities - None

Item 4.   Submission of Matters to Vote of Security Holders
- Information
 regarding election of directors by the registrant's voting shareholders previously reported in registrant's report on Form 10-K for its year ending
 December 31, 1998, as filed March 30, 1999.

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

Date:          May 12,1999


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

25.  Not applicable.

28.  Not applicable.


Statements of Financial Condition

NATIONAL MORTGAGE ACCEPTANCE CORPORATION



                                       March 31, 1999     December
31,1998

                                         (unaudited)
ASSETS
  Cash                                         11,178
11,289
  Trading securities, at fair value           240,927
240,885
  Restricted cash and investments -
    Series 1985-A working capital              58,806
59,046
    Reserve, at fair value
  Loans receivable from affiliates          9,863,752
11,104,810
  Accrued interest receivable
    from affiliates                           277,418
624,646
  Other assets                                 15,677
17,056

                     TOTAL ASSETS          10,467,758
12,057,732


LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
     Bonds payable                          9,863,752
11,104,810
     Accrued interest payable                 277,418
624,646
     Other liabilities, principally to         91,377
89,822

                     TOTAL LIABILITIES     10,232,547
11,819,278


SHAREHOLDERS' EQUITY
  Common stock; $1 par value:
    Class A (without right to dividend)
      authorized 7,500 shares, issued and
      outstanding 730 shares                      730
730
    Class B (non-voting)-- authorized
      7,500 shares, issued and outstanding
      1,665 shares                              1,665
1,665
  Paid-in capital                             182,565
182,565
  Retained earnings                            50,251
53,494

                     SHAREHOLDERS' EQUITY     235,211
238,454

                     TOTAL LIABILITIES AND
                      SHAREHOLDERS         10,467,758
12,057,732

The accompanying notes are an integral part of these financial statements



Statements of Operations and Retained Earnings

NATIONAL MORTGAGE ACCEPTANCE CORPORATION





                                           Three Months Ended
                                                March 31,
                                             1999      1998

                                               (unaudited)
REVENUES
  Interest on loans                       $277,418  $351,905
  Other interest                             4,592     3,015
  Management fees                           18,744    16,244
  Net unrealized securities trading losses  (4,449)    2,428

                                           296,305   373,592

COSTS AND EXPENSES
  Interest on bonds                        277,418   351,905
  Management fees                           18,744    16,244
  Other                                      4,201     3,053

                                           300,363   371,202



NET INCOME
  BEFORE INCOME TAXES                       (4,058)    2,390

INCOME TAX EXPENSE(BENEFIT)                   (815)      480


NET INCOME (LOSS)                           (3,243)    1,910

RETAINED EARNINGS AT
  BEGINNING OF PERIOD                       53,494    49,853


RETAINED EARNINGS AT
  END OF PERIOD                           $ 50,251  $ 51,763


LOSS PER SHARE                            $  (1.35) $   0.80


The accompanying notes are an integral part of these financial statements


Statements of Cash Flows

NATIONAL MORTGAGE ACCEPTANCE CORPORATION



                                      Three Months Ended    Three
Months Ended
                                         March 31, 1999     March
31, 1998

                                                   (unaudited)
Cash flows from operating activities:
  Net income (loss)               $         (3,243)  $
1,910
  Adjustments to reconcile net
   income to net cash provided by (used for)
   operating activities:
    Trading securities                         (42)
(5,421)
    Cash and related investments
     restricted - Series 1985-A
     Working capital reserve                   240
(702)
    Accrued interest receivable
     from affiliates                       347,228
429,644
     Decrease in accrued interest pa      (347,228)
(429,644)
    Other assets                             1,379
5,468
    Other liabilities, principally
     to affiliates                           1,555
(1,666)

           Total adjustments                 3,132
(2,321)

   Net cash used for
    operating activities                      (111)
(411)

Cash flows from investing activities:
  Payments received on loans to
   affiliates                            1,241,058
1,382,025


Cash flows from financing activities:
  Payments on bonds payable             (1,241,058)
(1,382,025)

Net decrease in cash                          (111)
(411)

Cash at beginning of period                 11,289
1,255

Cash at end of period             $         11,178   $
844

The accompanying notes are an integral part of these financial statement


APPENDIX A (4/4)

NOTES TO FINANCIAL STATEMENTS

NATIONAL MORTGAGE ACCEPTANCE CORPORATION

March 31, 1999


NOTE A (Unaudited)

     These financial statements should be read in conjunction with the financial statements and notes thereto in National Mortgage Acceptance Corporation's ("NMAC")
Annual Report for the year ended December 31, 1998. The financial statements for the three months ended March 31, 1999, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations, financial position, and cash flows for the interim periods. These amounts are not necessarily indicative of results for a full year.

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

     FAS-133 (Accounting for Derivative Instruments and Hedging Activities) was issued in June 1998 and is effective for fiscal periods beginning after June 15, 1999. It establishes accounting and reporting standards for derivative instruments, including derivative instruments that are embedded in other contracts, as well as for hedging activities. The Company is neither owner nor counterpart to any derivative instruments or hedging activities.



APPENDIX   B
TO FORM 10-Q

Management's Discussion and Analysis of Financial Condition and Results of Operations

NATIONAL MORTGAGE ACCEPTANCE CORPORATION

March 31, 1999

     During the quarter ended March 31, 1999, National
Mortgage Acceptance Corporation ("NMAC") did not issue any new series of its TIMCO (Thrift Industry Mortgage
Collateralized Obligation) or Mortgage Collateralized
Obligation Bonds.

     During the three (3) month period ending, March 31, 1999, NMAC revenues were $296,305 which consisted primarily of i) interest on loans receivable under funding agreements between NMAC and the participating borrowers for NMAC's TIMCO Bonds, Series 1985-A (FHLMC Certificates) (the "Series 1985-A Bonds") and ii) Management Fees received for the on-going administration of two outstanding Bonds Series; Series 1985-A Bonds, (FHLMC Certificates), and Series D Bonds (GNMA Certificates). Future revenues are expected to be provided from interest payments on funding agreements for the Series A Bonds.

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

     As of March 31, 1999, NMAC's assets were $10,467,758 including $252,105 in unrestricted cash and trading securities. This cash and security balance, plus interest earnings from the investment thereof, is available to pay
NMAC's annual operating expenses, and, if and to the extent necessary, amounts in connection with the outstanding Bonds of NMAC.

     During the second quarter of 1999, NMAC's principal executive offices will be moving to its new location at 909
East Main Street, Richmond, VA .