Form 10-Q
period 1999-06-30
NATIONAL MORTGAGE ACCEPTANCE CORP
filed 1999-08-16
CIK 768600

FORM 10-Q

Securities and Exchange Commission
Washington, D. C.  20549

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended: June 30, 1999
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

June 30, 1999
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

		   NATIONAL MORTGAGE ACCEPTANCE CORPORATION
			(Registrant)



			By:  	______________________________________________
				Randall B. Saufley
				Secretary/Treasurer
				Principal financial officer and duly authorized officer

Date:		July 29,1999

 EXHIBIT INDEX

2.	Not Applicable.

4.1	Indenture dated as of May 1, 1985 ("Indenture") between NMAC and Texas
Commerce Bank National Association as trustee ("Trustee"), previously filed as
Exhibit 4.1 to Amendment No. 1 to NMAC's Registration Statement on Form S-11, Registration No. 2-97573 and incorporated by reference.

4.2	General Supplement relating to Subsequent Series dated as of January
 1, 1987, previously filed as Exhibit to NMAC's Form 8-K filed on February 10, 1985
, and incorporated by reference.

4.3	Series Supplement to the Indenture, dated as of July 1, 1985, relating to
Series 1985-A Bonds, previously filed as Exhibit 4 to NMAC's Form 8-K filed on July 23, 1985
, and incorporated by reference.

4.4	Series Supplement to the Indenture, dated as of January 20, 1987, relating to Series B Bonds, previously filed as Exhibit 4.3 to NMAC's Form 8-K filed on February 10, 1987, and incorporated by reference.

4.5	Series Supplement to the Indenture, dated as of March 20, 1987, relating to
 Series C Bonds, previously filed as Exhibit 4.3 to NMAC's Form 8-K filed on April 8, 1987
, and incorporated by reference.

4.6	Series Supplement to the Indenture, dated as of October 30, 1987, relating to
Series D Bonds, previously filed as Exhibit 4.3 to NMAC's form 8-K filed on
 November 12, 1987
, and incorporated by reference.

4.7	Form of Second General Supplement to Indenture relating to Subsequent
 Series
previously filed as Exhibit 4.4 to NMAC's Post-Effective Amendment No. 1 on
 Form S-3
to S-11 Registration No. 33-19023 and incorporated by reference.

11.	Not applicable.  Information in Appendix A.

15.	Not applicable.

18.	Not applicable.

19.	Not applicable.

20.	Not applicable.

23.	Not applicable.

24.	Not applicable.

25.	Not applicable.

28. Not applicable.

Statements of Financial Condition

NATIONAL MORTGAGE ACCEPTANCE CORPORATION



			 June 30, 1999		December 31, 1998

				(unaudited)
ASSETS
  Cash			         $	23,650	       $	11,289
  Trading securities, at fair value	224,638		    	240,885
  Restricted cash and investments -
    Series 1985-A working capital reserve,
at fair value				59,203 			59,046
  Loans receivable from affiliates	9,863,752		11,104,810
  Accrued interest receivable
    from affiliates			554,836			624,646
  Other assets				15,777			17,056

                     TOTAL ASSETS     $	10,741,856	       $12,057,732


LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
     Bonds payable	   	$	9,863,752	       $11,104,810
     Accrued interest payable		554,836			624,646
     Other liabilities, principally to affiliates
					84,714			89,822

                 TOTAL LIABILITIES	10,503,302		11,819,278


SHAREHOLDERS' EQUITY
  Common stock; $1 par value:
    Class A (without right to dividend)--
      authorized 7,500 shares, issued and
      outstanding 730 shares			730		730
    Class B (non-voting)-- authorized
      7,500 shares, issued and outstanding
      1,665 shares				1,665		1,665
  Paid-in capital				182,565		182,565
  Retained earnings				53,594		53,494

                  SHAREHOLDERS' EQUITY		238,554		238,454

         TOTAL LIABILITIES AND
           SHAREHOLDERS' EQUITY	          $	10,741,856    $	12,057,732

The accompanying notes are an integral part of these financial statements.








Statements of Operations and Retained Earnings

NATIONAL MORTGAGE ACCEPTANCE CORPORATION





	Three Months Ended				Six Months Ended
		June 30,				June 30,
			1999		1998		1999		1998

		    (unaudited)				(unaudited)
REVENUES
  Interest
on loans		 $277,418 	$351,905	$554,836           $703,810
  Other interest 	    3,050	   5,550	   7,642	      8,565
  Management fees          11,947	  15,328	  30,691             31,572
  Net unrealized securities
 trading gains	 	    5,524         29,425           1,075	     31,853

				297,939		369,440		594,244		743,032

COSTS AND EXPENSES
  Interest on bonds		277,418		351,905		554,836		703,810
  Management fees		11,947		15,328		30,691		31,572
  Other				4,391		4,061		8,592		7,114

				293,756		371,294		594,119		742,496



NET INCOME/(LOSS)
  BEFORE INCOME TAXES		4,183		(1,854)		125		536

INCOME TAX EXPENSE/(BENEFIT)	840		32,393		25		105


NET INCOME (LOSS)		3343		-1479		100		431

RETAINED EARNINGS AT
  BEGINNING OF PERIOD		50251		51763		53494		49853


RETAINED EARNINGS AT
  END OF PERIOD		 $	53594	 $	50284		53594	 $	50284


EARNINGS (LOSS) PER SHARE $	1.4	 $	-0.62		0.04	 $	0.18


The accompanying notes are an integral part of these financial statements.



Statements of Cash Flows

NATIONAL MORTGAGE ACCEPTANCE CORPORATION



		   		Six Months Ended		   Six Months Ended
				       June 30, 1999		      June 30, 1998

		(unaudited)
Cash flows from operating activities:
  Net income (loss) 			$	100	$	431
  Adjustments to reconcile net
   income to net cash provided by (used for)
   operating activities:
    Trading securities				16,247		17,446
    Cash and related investments
     restricted - Series 1985-A
     Working capital reserve			32,611		31,442
    Accrued interest receivable
     from affiliates					69,810		77,739
     Decrease in accrued interest payable		(69,810)		(77,739)
    Other assets					1,279		1,674
    Other liabilities, principally
     to affiliates					27,660		27,079

           Total adjustments				12,261		12,105

   Net cash by
    operating activities				12,361		12,536

Cash flows from investing activities:
  Payments received on loans to
   affiliates					1241058		1382025


Cash flows from financing activities:
  Payments on bonds payable			-1241058		-1382025

Net increase (decrease) in cash			12361		12536

Cash at beginning of period			11289		1255

Cash at end of period			$	23650	$	13791

The accompanying notes are an integral part of these financial statements.



 APPENDIX A (4/4)

NOTES TO FINANCIAL STATEMENTS

NATIONAL MORTGAGE ACCEPTANCE CORPORATION

June 30,  1999


NOTE A (Unaudited)


These financial statements should be read in conjunction with the financial statements and notes thereto in National Mortgage Acceptance Corporation's ("NMAC") Annual Report for the year ended December 31, 1998. The financial statements for the six months ended June 30, 1999, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation
of the results of operations, financial position, and cash flows for the interim periods.
  These amounts are not necessarily indicative of results for a full year.

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


FAS-133 (Accounting for Derivative Instruments and Hedging Activities) was
 issued
in June 1998 and is effective for fiscal periods beginning after January 1,
 2000.
  It establishes accounting and reporting standards for derivative instruments, including derivative instruments that are embedded in other contracts, as well as for hedging activities. The Company is neither owner nor counterpart to any derivative instruments or hedging activities.


 APPENDIX   B
TO FORM 10-Q

Management's Discussion and Analysis of Financial Condition and Results of
 Operations

NATIONAL MORTGAGE ACCEPTANCE CORPORATION

June 30, 1999


During the quarter ended June 30, 1999, National Mortgage Acceptance Corporation
 ("NMAC") did not issue any new series of its TIMCO (Thrift Industry Mortgage Collateralized Obligation) or Mortgage Collateralized Obligation Bonds.


During the six (6) month period ending, June 30, 1999, NMAC revenues were $594,244 which consisted primarily of i) interest on loans receivable under funding agreements between NMAC and the participating borrowers for NMAC's TIMCO Bonds, Series 1985-A (FHLMC Certificates) (the "Series 1985-A Bonds") and ii) Management Fees received for the on-going administration of two outstanding Bonds Series; Series 1985-A Bonds, (FHLMC Certificates), and Series D Bonds (GNMA Certificates). Future revenues are expected to be provided from interest payments on funding agreements for the Series A Bonds.


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

NMAC has no salaried employees and has entered into management and administrative service agreements with Scott & Stringfellow, Inc. (formally Craigie Incorporated ), an affiliate of NMAC and a wholly-owned subsidiary of BB&T Corporation, pursuant to which Scott & Stringfellow, Inc. (S&S, Inc.) provides NMAC with administrative, accounting and clerical services, office space and the use of the service mark
 "TIMCO"
for the registrant's Bonds.  Under these agreements, S&S, Inc. receives fees from NMAC
in connection with each funding agreement executed between NMAC and the participating borrowers and with respect to the residual interests with respect to the registrant's
Series D Bonds.  Fees paid to NMAC by participating borrowers with respect to its Series
A Bonds and the holders of the residual interest with respect to its Series D
 Bonds are
 expected by NMAC to be sufficient to provide for all on-going costs and expenses with respect to the outstanding Series of its Bonds. NMAC therefore anticipates that it will have no additional cash or liquidity requirements with respect to its obligations under any outstanding Series of its Bonds. Payments under the management and administrative services agreements between NMAC and S&S, Inc. are not expected to exceed the amount received by NMAC as on-going fees paid to it by participating borrowers under their funding agreements and/or holders of the residual interest with respect to the
 Series
D REMIC Bonds. Chase Bank of Texas, N.A., trustee for all outstanding Series of
 NMAC's
Bonds, also holds funds in expense reserve accounts established under the Series Supplements for certain of NMAC's outstanding Bonds to provide for future expenses of
the Trustee with respect to the related Series Supplement if other funds are insufficient therefore. Such amounts are held under the respective Series Supplements and are not recorded in the financial statements for NMAC.


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


On November 12, 1996 Scott & Stringfellow, Inc. (Craigie Incorporated at time of purchase) purchased from the Federal Deposit Insurance Corporation ("FDIC") the stock of three of the affiliates who participated in the Series 1985-A Bonds. The affiliates were Atlantic
 Financing Corporation, Security Federal Financing Corporation and Mountain Financial
 Corporation. Effective June 30, 1998, Atlantic Financing and Security Federal were merged into Mountain Financial Corporation. In addition, the parent company of S&S
 Inc., BB&T
Corporation, purchased Life Savings Bank on March 1, 1998 which owns a fourth affiliate of NMAC named Life Capital Corporation. Life Capital was purchased by S&S, Inc. and subsequently merged into Mountain Financial Corporation effective September 30,
 1998.

As of June 30, 1999, NMAC's assets were $10,741,856 including $248,288 in unrestricted cash and trading securities. This cash and security balance, plus interest earnings from the investment thereof, is available to pay NMAC's annual operating expenses, and, if and to the extent necessary, amounts in connection with the outstanding Bonds of NMAC.


During the second quarter of 1999,  NMAC's principal executive offices moved to its
new location at 909 East Main Street, Richmond, VA .