Form 10-Q
period 1999-09-30
NATIONAL MORTGAGE ACCEPTANCE CORP
filed 1999-11-15
CIK 768600

FORM 10-Q

Securities and Exchange Commission
Washington, D. C.  20549

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended: September 30, 1999
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

September 30, 1999
Item 1.	Financial Statements

		Attached as Appendix A.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results
 of	Operations

		Attached as Appendix B.

Part II:	OTHER INFORMATION

Item 1.	Legal Proceedings - None

Item 2.	Changes in Securities - None

Item 3.	Defaults on Senior Securities - None

Item 4.	Submission of Matters to Vote of Security Holders - Information
 regarding election of directors by the registrant's voting shareholders previously reported in registrant's report on Form 10-K for its year ending December 31, 1998, as filed March 30, 1999. There were no matters submitted to a vote of security holders during the quarter.

Item 5.	Other Information - None

Item 6.	Exhibits and Reports on Form 8-K - There were no reports on Form 8-K filed during the quarter.  Exhibits - See index to exhibits.

SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

				NATIONAL MORTGAGE ACCEPTANCE CORPORATION
				(Registrant)



				By:  	______________________________________________
						Randall B. Saufley
						Secretary/Treasurer

Principal financial officer and duly authorized officer

Date:		November 12, 1999


EXHIBIT INDEX

2.	Not Applicable.

4.1	Indenture dated as of May 1, 1985 ("Indenture") between NMAC and Texas
 Commerce Bank National Association as trustee ("Trustee"), previously filed as
 Exhibit 4.1 to Amendment No. 1 to NMAC's Registration Statement on Form S-11, Registration No. 2-97573 and incorporated by reference.

4.2	General Supplement relating to Subsequent Series dated as of January 1,
 1987, previously filed as Exhibit to NMAC's Form 8-K filed on February 10, 1985, and incorporated by reference.

4.3	Series Supplement to the Indenture, dated as of July 1, 1985, relating to Series 1985-A Bonds, previously filed as Exhibit 4 to NMAC's Form 8-K filed on July 23, 1985, and incorporated by reference.

4.4	Series Supplement to the Indenture, dated as of January 20, 1987, relating to Series B Bonds, previously filed as Exhibit 4.3 to NMAC's Form 8-K filed on February 10, 1987, and incorporated by reference.

4.5	Series Supplement to the Indenture, dated as of March 20, 1987, relating to Series C Bonds, previously filed as Exhibit 4.3 to NMAC's Form 8-K filed on April 8, 1987, and incorporated by reference.

4.6	Series Supplement to the Indenture, dated as of October 30, 1987, relating to Series D Bonds, previously filed as Exhibit 4.3 to NMAC's form 8-K filed on November 12, 1987, and incorporated by reference.

4.7	Form of Second General Supplement to Indenture relating to Subsequent
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




Statements of Financial Condition

NATIONAL MORTGAGE ACCEPTANCE CORPORATION



                  September 30, 1999    December 31, 1998
                      (unaudited)
ASSETS
  Cash               $     17,535           $      11,289
  Trading securities, at fair value
                          224,981                 240,885
  Restricted cash and investments -
    Series 1985-A working capital reserve, at fair
value
                           59,602                  59,046
  Loans receivable from affiliates
                        8,484,012              11,104,810
  Accrued interest receivable from affiliates
                          238,613                 624,646
  Other assets             20,992                  17,056

    TOTAL ASSETS       $9,045,735       $      12,057,732


LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
     Bonds payable    $8,484,012        $      11,104,810
     Accrued interest payable
                         238,613                  624,646
     Other liabilities, principally to affiliates
                          87,415                   89,822

   TOTAL LIABILITIES   8,810,040               11,819,278


SHAREHOLDERS' EQUITY
  Common stock; $1 par value:
    Class A (without right to dividend)--
      authorized 7,500 shares, issued and
      outstanding 730 shares
                             730                      730
    Class B (non-voting)-- authorized
      7,500 shares, issued and outstanding
      1,665 shares         1,665                    1,665
  Paid-in capital        182,565                  182,565
  Retained earnings       50,735                   53,494


SHAREHOLDERS' EQUITY     235,695                  238,454

                     TOTAL LIABILITIES AND
                     SHAREHOLDERS' EQUITY
                     $ 9,045,735         $     12,057,732

     The accompanying notes are an integral part of these financial statements.














Statements of Operations and Retained Earnings

NATIONAL MORTGAGE ACCEPTANCE CORPORATION

                  Three Months Ended       Nine Months Ended
                      September 30,          September 30,
                      1999      1998      1999      1998
                   (unaudited)          (unaudited)
REVENUES
  Interest on loans
         $    238,613 $      312,323  $ 793,449        $1,016,133
  Other interest
                2,758          6,038     10,400         14,603
  Management fees
               15,250         15,250     45,941         46,822
  Net unrealized securities trading gains
               (2,292)        2,295      (1,217)         1,380

              254,329       335,906     848,573      1,078,938

COSTS AND EXPENSES
  Interest on bonds
              238,613       312,323     793,449      1,016,133
  Management fees
               15,250        15,250      45,941         46,822
  Other
                4,040         4,164      12,632         11,278

              257,903       331,737     852,022      1,074,233

NET LOSS
  BEFORE INCOME TAXES
               (3,574)        4,169      (3,449)         4,705

INCOME TAX BENEFIT
                 (715)          840        (690)           945

NET LOSS       (2,859)        3,329      (2,759)         3,760
RETAINED EARNINGS AT
  BEGINNING OF PERIOD
               53,594        50,284      53,494         49,853

RETAINED EARNINGS AT
  END OF PERIOD
              $50,735       $53,613     $50,735     $   53,613
LOSS PER SHARE
               $(1.19)       $ 1.39      $(1.15)    $     1.57

       The accompanying notes are an integral part of these financial statements.

















Statements of Cash Flows

NATIONAL MORTGAGE ACCEPTANCE CORPORATION

               Nine Months Ended        Nine Months Ended
               September 30, 1999       September 30, 1998
                    (unaudited)
Cash flows from operating activities:
  Net income (loss)        $(2,759)              $3,760
  Adjustments to reconcile net
   income to net cash provided by
   operating activities:
    Trading securities      15,904                9,233
    Cash and related investments
     restricted - Series 1985-A
     Working capital reserve  (556)              (1,984)
    Accrued interest receivable
     from affiliates       386,033              469,226
     Decrease in accrued interest payable
                          (386,033)            (469,226)
    Other assets            (3,936)               7,246
    Other liabilities, principally
     to affiliates          (2,407)              (7,764)

         Total adjustments   9,005                6,731

   Net cash provided by
    operating activities     6,246               10,491

Cash flows from investing activities:
  Payments received on loans to
  Affiliates             2,620,798            2,789,393


Cash flows from financing activities:
  Payments on bonds payable
                        (2,620,798)          (2,789,393)

Net increase in cash         6,246               10,491

Cash at beginning of period
                            11,289                1,255

Cash at end of period      $17,535         $     11,746

   The accompanying notes are an integral part of these financial statements.




APPENDIX A (4/4)

NOTES TO FINANCIAL STATEMENTS

NATIONAL MORTGAGE ACCEPTANCE CORPORATION

September 30,  1999


NOTE A (Unaudited)

	These financial statements should be read in conjunction with the financial statements and notes thereto in National Mortgage Acceptance Corporation's
 ("NMAC") Annual Report for the year ended December 31, 1998.  The financial statements for the nine months ended September 30, 1999, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations, financial position, and cash flows for the interim periods.  These amounts are not necess

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



APPENDIX   B
TO FORM 10-Q

Management's Discussion and Analysis of Financial Condition and Results of
 Operations

NATIONAL MORTGAGE ACCEPTANCE CORPORATION

September 30, 1999

	During the quarter ended September 30, 1999, National Mortgage Acceptance Corporation ("NMAC") did not issue any new series of its TIMCO (Thrift
 Industry Mortgage Collateralized Obligation) or Mortgage Collateralized Obligation Bonds.

	During the nine (9) month period ending, September 30, 1999, NMAC revenues were $848,573 which consisted primarily of i) interest on loans receivable under funding agreements between NMAC and the participating borrowers for NMAC's TIMCO Bonds, Series 1985-A (FHLMC Certificates) (the "Series 1985-A Bonds") and ii) Management Fees received for the on-going administration of two outstanding Bonds Series; Series 1985-A Bonds, (FHLMC Certificates),
  and Series D Bonds (GNMA Certificates). Future revenues are Interest payments on funding agreements for the Series A Bonds.

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

	NMAC believes sufficient liquidity and capital resources exist to pay all amounts due on the Series 1985-A Bonds and all other expenses of NMAC.
  Furthermore, because each Series of Bonds is secured by collateral paying interest at specified or determinable maximum rates and payments on each Series of Bonds are designed not to exceed payments received on the collateral for the related Series, inflationary pressures have not affected, and are not expected to affect, significantly the ability of NMAC to meet due.

	NMAC has no salaried employees and has entered into management and administrative service agreements with Scott & Stringfellow, Inc.
 (formally Craigie Incorporated), an affiliate of NMAC and a wholly-owned subsidiary of BB&T Corporation, pursuant to which Scott & Stringfellow, Inc. (S&S, Inc.) provides NMAC with administrative, accounting and clerical services, office space and the use of the service mark "TIMCO" for the registrant's Bonds. Under these agreements, S&S, Inc. receives fees from NMAC in conn ent executed between NMAC and the participating borrowers and with respect to the residual interests with respect to the registrant's Series D Bonds.
  Fees paid to NMAC by participating borrowers with respect to its Series A Bonds and the holders of the residual interest with respect to its Series D Bonds are expected by NMAC to be sufficient to provide for all on-going costs and expenses with respect to the outstanding Series of its Bonds.
  NMAC therefore anticipates that it will have no additional cash or spect to its obligations under any outstanding Series of its Bonds.
 Payments under the management and administrative services agreements between NMAC and S&S, Inc. are not expected to exceed the amount received by NMAC as on-going fees paid to it by participating borrowers under their funding agreements and/or holders of the residual interest with respect to the Series D REMIC Bonds. Chase Bank of Texas, N.A., trustee for all outstanding Series of NMAC's Bonds, also holds funds in expense reserve accounts pplements for certain of NMAC's outstanding Bonds to provide for future expenses of the Trustee with respect to the related Series Supplement if other funds are insufficient therefore. Such amounts are held under the respective Series Supplements and are not recorded in the financial statements for NMAC.

	The Series 1985-A Working Capital Reserve, established by NMAC with respect to its Series 1985-A Bonds, is funded by the Series 1985-A participating borrowers from their funding agreements.  These amounts are available solely to pay any fees, charges, taxes, assessments, impositions or other expenses of NMAC, other than bond administration expenses, in connection with the
 Series 1985-A Bonds.  The Series 1985-A  Working Capital Reserve is not
 available to pay expenses or claims of NMAC other than with resp is not pledged to secure the Series 1985-A Bonds and is not pledged to secure any other Series of NMAC's Bonds.

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

	On November 12, 1996 Scott & Stringfellow, Inc. (Craigie Incorporated at time of purchase) purchased from the Federal Deposit Insurance Corporation ("FDIC") the stock of three of the affiliates who participated in the Series 1985-A Bonds. The affiliates were Atlantic Financing Corporation, Security Federal Financing Corporation and Mountain Financial Corporation.
  Effective June 30, 1998, Atlantic Financing and Security Federal were merged into Mountain Financial Corporation. In addition, the parent comp on, purchased Life Savings Bank on March 1, 1998 which owns a fourth affiliate of NMAC named Life Capital Corporation. Life Capital was purchased by S&S, Inc. and subsequently merged into Mountain Financial Corporation effective September 30, 1998.

	As of  September 30, 1999, NMAC's assets were $9,045,735 including $242,516 in unrestricted cash and trading securities.  This cash and security balance, plus interest earnings from the investment thereof, is available to pay NMAC's annual operating expenses, and, if and to the extent necessary, amounts in connection with the outstanding Bonds of NMAC.

	During the second quarter of 1999, NMAC's principal executive offices moved to its new location at 909 East Main Street, Richmond, VA .