Form 10-Q
period 1999-12-31
NATIONAL MORTGAGE ACCEPTANCE CORP
filed 2000-03-31
CIK 768600

FORM 10-K

               Securities and Exchange Commission
                     Washington, D. C. 20549

             Annual Report Under Section 13 or 15(d)
             of the Securities Exchange Act of 1934

   For Year Ended                      Commission File Numbers:
 December 31, 1999                        2-97573; 33-12626;
                                             and 33-19023

            NATIONAL MORTGAGE ACCEPTANCE CORPORATION
     (Exact name of registrant as specified in its charter)

      Virginia                                54-1294217
(State or other Jurisdiction               (I.R.S. Employer
 of incorporation)                      Identification number)

                      909 East Main Street
                         P. O. Box 1575
                    Richmond, Virginia  23218
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

     Yes      X                                   No

       Aggregate   market   value  of  voting   stock   held   by
non-affiliates of the registrant as of March 1, 1999:

                              NONE

      Number of shares of common stock outstanding as of March 1, 1999:

               Class A:            730 shares
               Class B:          1,665 shares
                             PART I

Item 1. Business

      National Mortgage Acceptance Corporation ("NMAC"), was incorporated under the laws of the Commonwealth of Virginia on October 19, 1984, as a limited purpose finance corporation under the name "Thrift Financing Corporation". NMAC adopted its present name in 1989. NMAC maintains its principal executive offices at 909 East Main Street, Richmond, Virginia 23218, and its telephone number is (804) 775-7904.

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

      On September 17, 1999, NMAC offered to subscribe to 1,000 shares of the Common Stock ("Stock") of National Mortgage
Securities Corporation ("NMSC") and agreed, in consideration therefor, to transfer cash in the amount of $10,000 to NMSC. NMAC also represented that the Stock would be held for investment and not for the purpose of distribution or resale. NMAC transferred cash in December 1999 and recorded an investment in subsidiary on its books. This investment is included in "Other Assets" on the Balance Sheet for December 31, 1999. NMSC is a wholly owned subsidiary of NMAC.

NMSC was formed to purchase or otherwise acquire, own, hold, pledge, finance, transfer, assign and otherwise deal in or with mortgage assets (including mortgage loans), mortgage-backed securities, asset-backed securities, mortgage collateralized obligations, other interests in real estate, and any combination of the foregoing, including, but not limited to, (1) mortgage assets secured by senior or subordinate liens on residential property, (2) participation interests in mortgage assets, (3) pass-through, mortgage-backed certificates as to which Federal National Mortgage Association guarantees the timely payment of interest at the pass-through rate and the timely payment of principal, and other securities as dictated in NMSC's Articles of Incorporation. NMSC has no salaried employees and its officers and directors also hold offices in NMAC. There was no business activity in NMSC in 1999.

      NMAC has no salaried employees and has entered into management and administrative services agreements with Scott & Stringfellow, Inc. ("S&S", formally Craigie Incorporated, an affiliated company), pursuant to which S&S provides NMAC with administrative, accounting and clerical services, office space and the use of the registered service mark "TIMCO" for NMAC's Bonds. NMAC also enters into management agreements with non-affiliates with respect to certain services to be provided by NMAC with respect to REMIC Series of its Bonds.

      Information as of December 31, 1999 with respect to NMAC's outstanding Bonds is included in Notes 5 and 6 of NMAC's
Financial Statements included herein.

Item 2. Properties

     NMAC has no material physical properties.

Item 3. Legal Proceedings

     None.

Item 4. Submission of Matters to a Vote of Security Holders

      On March 29, 2000, a meeting of the Shareholders was held and the following persons were elected to NMAC's Board of
Directors: John Thomas West, IV, Steve C. DeLaney, John B.  Jung,
Merlin T. Grim and William E. Hardy.

                             PART II

Item  5.  Market  for  Registrant's  Common  Equity  and  Related
Shareholder Matters

      There is no market for NMAC common stock. All outstanding common stock of NMAC is owned by S&S and by the service corporation subsidiaries of what were originally nine savings and loan associations and savings banks. As of December 31, 1999, four of the nine savings and loan associations and savings banks are believed to be under the management of federal banking regulators. There has been no transfer of common stock ownership and no dividends were paid with respect to NMAC common stock in 1998 or 1999.

Item 6. Selected Financial Data

      The following data are for the years ended December 31, 1999, 1998, 1997, 1996, and 1995.

                              Year Ended December 31,
                     1999     1998      1997     1996      1995
Statement of
Operations Data
Revenues  $1,107,885 $1,411,916 $1,742,471  $2,164,745 $3,339,636
Net Income (Loss)(1,502)  3,641      6,473      (3,210)    12,404
Earnings (Loss)   (0.63)   1.52       2.70       (1.34)      5.18
Per Share
Balance Sheet
Total Assets $9,236,904 $12,057,732 $14,998,274 $18,617,696 $23,533,660

Receivables   8,484,012  11,104,810  13,894,203  17,328,606  21,242,798
Pursuant to
Funding Agreements
Bonds Payable*8,484,012  11,104,810  13,894,203  17,328,606  21,242,798


*Does not include Series B and Series D Bonds which are REMIC
Series of NMAC's Bonds. As of December 31, 1999, the outstanding
Series D aggregated $16,382,737.  Series B was retired during
1996. See part II, Item 7, of this Report on Form 10-K.

Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operation

     NMAC was organized to facilitate the financing of long-term mortgage loans through issuance of its mortgage collateralized obligations. Such financing is facilitated by NMAC entering into funding agreements secured by Mortgage Collateral with participating borrowers and/or by NMAC acquiring Mortgage Collateral and pledging the mortgage collateralized funding agreements, directly owned Mortgage Collateral and/or a combination thereof to secure its Bonds. NMAC does not have, and is not expected to have, any significant assets other than assets pledged to secure a specific series of its Bonds. Furthermore, to the extent NMAC sells the "residual interest" in a REMIC Series of its Bonds, NMAC will have sold, and will have no further interest in, the economic benefit of the difference between the payments received on the collateral (i.e., trust estate) for such REMIC Series of its Bonds, including reinvestment earnings thereon, and the debt service on such REMIC Series of its Bonds.
     Revenues  for  1999,  1998, 1997,  1996,  and  1995  consist primarily of (i) interest on loans receivable under funding agreements between NMAC and participating borrowers for the registrant's Series 1985-A Bonds, and Series C Bonds, and (ii) administrative fees paid to NMAC with respect to its outstanding Series 1985-A, B, C, and D Bonds. The Series B Bonds and the Series C Bonds were retired in 1996 and 1995, respectively.
Future revenues are expected to be provided from interest payments on funding agreements for the Series 1985-A Bonds, and from administrative fees relating to REMIC Series of NMAC's Bonds (Series D).

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

     With respect to NMAC's Series B and Series D Bonds, NMAC caused an election to be made under the Code to have the trust estate for such Bonds taxed as a REMIC, in which the Series B Bonds and Series D Bonds, as the case may be, are (or were in the case of the Series B Bonds) "regular interests", as defined in the Code. Other than its ongoing fees for administration of the Series D Bond REMICs, NMAC has no future economic benefit in the segregated asset pools comprising the Series D REMICs. The "residual interest" in each of these series was sold by NMAC for cash. Accordingly, neither the collateral for these REMIC Series nor the related Bonds are recorded as assets or liabilities, respectively, of NMAC. The interest income on the collateral for, and the related interest expense on, the Series D Bonds will be recorded only within the related REMIC and will have no impact on NMAC's financial statements. As previously noted, the Series B Bonds were retired in 1996.

     Interest on NMAC's outstanding Series 1985-A and Series C Bonds was the major source of cost and expenses for the years ending December 31, 1999, 1998, 1997, and 1996. The Series C Bonds were retired in 1995. Cash flow from payments of the loans receivable securing the Series 1985-A Bonds is anticipated to continue to provide cash sufficient to make all required payments on the Series 1985-A Bonds. Similarly, cash flow from the Mortgage Collateral for NMAC's Series D Bonds is anticipated to continue to provide cash sufficient to make required payments thereon.  Consequently, NMAC anticipates that  it  will  have  no additional cash requirements with respect to any of its outstanding Bonds. Future net income of NMAC is expected to vary in direct relation to the issuance of one or more series of its Bonds in a given year.

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

     To provide for administration and other management support, NMAC has entered into agreements with S&S and others. Payments under these agreements are not expected to exceed the amounts received by NMAC as ongoing fees paid to it by participating borrowers under their funding agreements and/or purchasers of the residual interest in any REMIC Series of NMAC's Bonds.

    NMAC has established a Series 1985-A Working Capital Reserve, which reserve is funded by Series 1985-A participating borrowers from amounts otherwise distributable to them under the terms of their funding agreements. The Series 1985-A Working Capital Reserve is available solely to pay any fees, charges, taxes, assessments, impositions or other expenses of NMAC, other than Bond administration expenses of NMAC, in connection with the Series 1985-A Bonds or related funding agreements. NMAC is empowered, in its sole discretion, to expend amounts on behalf of, and release amounts to, the Series 1985-A participating borrowers from this working capital reserve. The Series 1985-A Working Capital Reserve is not available to pay expenses of NMAC or claims other than with respect to the Series 1985-A Bonds, is not pledged to secure the Series 1985-A Bonds and will not be pledged to secure any other series of NMAC's Bonds. NMAC does not anticipate establishing working capital reserves with respect to future series of its Bonds. The remaining amounts in the working capital reserve were paid to its respective Series 1985-A participating borrowers in the 4th quarter 1999.

     On November 12, 1996 S&S purchased from the Federal Deposit Insurance Corporation ("FDIC") the stock of three of the affiliates who participated in the Series 1985-A Bonds. The affiliates were Atlantic Financing Corporation, Security Federal Financing Corporation and Mountain Financial Corporation. Effective June 30, 1998, Atlantic Financing and Security Federal were merged into Mountain Financial Corporation. In addition, the parent company of S&S, BB&T Corporation, purchased Life Savings Bank on March 1, 1998, which owned a fourth affiliate of NMAC named Life Capital Corporation. Life Capital was purchased by S&S and subsequently merged into Mountain Financial Corporation effective September 30, 1998.

     As of December 31, 1999, NMAC's consolidated assets were $9,236,904, including $170,953 in unrestricted cash and marketable securities. This balance, plus interest earnings from the investment thereof, is available to pay NMAC's annual operating expenses, and, if and to the extent necessary, amounts in connection with the outstanding Bonds of NMAC.

    Year 2000 Issue

     NMAC did not encounter computer or system problems from the transition into the Year 2000. The anticipated Year 2000 problem was publicized as the possible failure or malfunction of systems or computer chips that improperly recognized date sensitive information when the year changes to 2000. NMAC is not aware of Year 2000 problems encountered by major customers, suppliers, or hardware and software vendors.


    Market Risk Disclosure

     Interest rate fluctuations tend to have the greatest effect on the prepayment of loans receivable from affiliates (Series 1985-A Bonds). As interest rates decline there is more likelihood of prepayment of these loan agreements with affiliates due to increased principal payments on the mortgage-backed securities collateralizing the funding agreements. When interest rates increase there is less likelihood of prepayments of the underlying collateral. Due to the maturity of the mortgages and history of prepayments since 1985, interest rate fluctuations should have a less than significant impact on NMAC's ability to fund the outstanding Bonds Payable.

     Principal value of the collateral plus cash and investments in the various debt service funds for the Series 1985-A aggregate approximately $9,310,253 and $13,656,128 compared the bonds payable of $8,484,012 and $11,104,810.

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

Item 9. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

    None.
                            PART III


Item 10.  Directors and Executive Officers of the Registrant

     The  persons set forth below are the directors and executive officers of NMAC as of December 31, 1998:
                     Current
     Name              Age              Title

John Thomas West, IV    53        President, Chairman of the
					    Board and Director
William E. Hardy        42        Vice President
Merlin T. Grim          44        Director
Randall B. Saufley      38        Secretary and Treasurer
John W. Wright          50        Director and Vice President

     John Thomas West, IV, 53, Executive Vice President, Head  of
Fixed-Income BB&T Capital Markets, a division of S&S.

     William  E.  Hardy, 42, Senior Vice President  and  managing
Director in the Structured Finance Group of S&S.

    Merlin T. Grim, 44, Senior Vice President, Treasurer and Risk
Management Officer of S&S.

    Randall B. Saufley, 38, Senior Vice President & Controller of
S&S.
     Steven C. DeLaney, 45, Executive Vice President and Director of Capital Markets of S&S.

     John  W.  Wright,  50, Senior Vice President,  Head  of  the
Structured Finance Group of S&S.

    All of the foregoing directors, except for John W. Wright, of NMAC, were reelected at the annual meeting of the shareholders and officers at the Board of Directors meeting, held as of March 29, 2000 to serve until their successors are elected and shall qualify. John W. Wright resigned in 2000.

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

    The following table sets forth certain information regarding the beneficial ownership of each class of NMAC's Common Stock by each entity that owns 5% or more of such Common Stock:

                        Class of Stock,
                           Amount of          Name and Address
 Name and Address     Beneficial Ownership     of Affiliated
of Beneficial Owner and Percent of Class(1) Financial Institutio
n(1)
                    Class A % Class B  %
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
Federal
Richmond, Virginia                             Savings and Loan
                                               Association
                                               Richmond, Virginia
                                               (See Note (3))
                        Class of Stock,
                           Amount of          Name and Address
 Name and Address     Beneficial Ownership     of Affiliated
of Beneficial Owner and Percent of Class(1) Financial Institutio n(1)

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

(2) The financial institutions are under the Management of the Federal Deposit Insurance Corporation (FDIC).

(3) In December, 1988 the Virginia Federal Savings and Loan
    Association was purchased by MNC Financial Corporation of Baltimore, Maryland, subsequently purchased by SunTrust
    Bank, Richmond, Virginia.

(4) In January, 1995, Jefferson Savings & Loan Association was purchased by SunTrust Bank, Richmond, Virginia.


Item 13.  Certain Relationships and Related Transactions

     During the year ended December 31, 1999, NMAC incurred general and administrative expenses in connection with the management agreements described in Item 1 with Craigie Incorporated amounting to approximately $10,700. Directors John Thomas West, IV, Steven C. DeLaney, William E. Harley, John B. Jung, Jr. and Merlin T. Grim of NMAC are officers of S&S.
                             PART IV

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

Date:

March          29,          2000                              By:
						_____________________________
                                   John Thomas West, IV
                                      President, Chairman of  the
						Board and Director



March          29,          2000                              By:
						_____________________________
                                   William E. Hardy
                                      Vice President and Director


March          29,          2000                              By:
						_____________________________
                                   Merlin T. Grim, Director


March          29,          2000                              By:
						_____________________________
                                   Randall B. Saufley
                                   Secretary and Treasurer


March          29,          2000                              By:
						_____________________________
                                   Steven C. DeLaney, Director



                           APPENDIX A


Item 15(a) (1) and (2)

(a)  The following documents are filed as part of this report:

     (1)  Financial Statements:

          Report of Arthur Andersen LLP, Independent Auditors

          Balance Sheets at December 31, 1999 and 1998

               Statements of Operations and Retained Earnings for the years ended December 31, 1999, 1998 and 1997

                Statements  of  Cash Flows for  the  years  ended
          December 31, 1999, 1998 and 1997.

          Notes to Financial Statements

     All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.








National Mortgage Acceptance Corporation and Subsidiary

     Consolidated Financial Statements as of December 31,
     1999, 1998 and 1997
     Together with Report of Independent Public Accountants








Report of Independent Public Accountants


To National Mortgage Acceptance Corporation:
We have audited the accompanying consolidated balance sheets of National Mortgage Acceptance Corporation and Subsidiary (the Company) as of December 31, 1999 and 1998, and the related statements of operations and retained earnings and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Mortgage Acceptance Corporation and Subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.



Charlotte, North Carolina,
 March 24, 2000.
     National Mortgage Acceptance Corporation and Subsidiary
  Consolidated Balance Sheets as of December 31, 1999 and 1998








                    Assets                       1999      1998
Cash                                             $        $
                                                19,308   11,289
Trading securities, at fair value               151,645  240,885
Restricted cash and investments - Series 1985-A
working capital reserve, at fair value (Note    0        59,046
4)
Loans receivable from affiliates, estimated fair
value of $8,840,659 in 1999 and $12,243,053
in							  8,484,012 11,104,810

1998 (Note 3Accrued interest receivable from affiliates
							      477,226  624,646
Other assets                                     104,713  17,056
                                         $9,236,904  $12,057,732

     Liabilities and Shareholders' Equity Liabilities:

Bonds payable, estimated fair value of
$8,840,659 in 1999 and $12,243,053 in 1998 $8,484,012 $11,104,810
(Note 5)
Accrued interest payable (Note 5)            477,226    624,646
Other liabilities, principally to affiliates  38,714     89,603
(Note 3)
Total liabilities                          8,999,952 11,819,278

Shareholders' equity:
Common stock; $1 par value-
Class A (without right to dividend) - Authorized
7,500 shares, issued and outstanding 730          730      730
shares
Class B (nonvoting) - Authorized 7,500 shares,
issued and outstanding 1,665 shares              1,665    1,665
Paid-in capital                                182,565  182,565
Retained earnings                               51,992   53,494
Total shareholders' equity                     236,952  238,454
                                         $9,236,904 $12,057,732

     National Mortgage Acceptance Corporation and Subsidiary
   Consolidated Statements of Operations and Retained Earnings
      For the Years Ended December 31, 1999, 1998 and 1997











                                          1999     1998    1997
Revenues:
Interest income on loans to affiliates
					  $1,032,062  $1,328,456 $1,656,833

Other interest income                     11,472   17,987  12,172
Management fees from affiliates           60,913   62,840  66,185
Net trading securities gains               3,438    2,633   7,281
Total revenues                   1,107,885   1,411,985  1,742,471

Expenses:
Interest on bonds                1,032,062  1 ,328,462  1,656,833

Management fees                           60,913   62,840  66,185
Other                                     16,782   16,069  12,575
Total expenses                   1,109,757  1,407,357   1,735,593

(Loss) income before income taxes        (1,872)    4,551   6,878
Income tax expense (benefit)               (370)      910     405
Net (loss) income                        (1,502)    3,641   6,473
Retained earnings, beginning of year      53,494   49,853  43,380
Retained earnings, end of year                  $        $       $
                                          51,992   53,494  49,853
(Loss) income per share - Basic and       $       $        $
diluted                                  (0.63)  1.52     2.70
     National Mortgage Acceptance Corporation and Subsidiary
              Consolidated Statements of Cash Flows
      For the Years Ended December 31, 1999, 1998 and 1997





                                         1999     1998     1997
Cash flows for operating activities:
Net (loss) income                       $        $        $
                                       (1,502)  3,641    6,473
Adjustments to reconcile net (loss)
income to net cash provided by (used
in) operating activities-
Decrease (increase) in trading          89,240   4,679    (8,853)
securities
Decrease (increase) in restricted cash
and investments - Working capital      59,046   (2,589)  (2,792)
reserve
Decrease in accrued interest receivable
from affiliates                        147,420  156,903  193,185
(Increase) decrease in other assets    (87,657)   2,190    1,505

Decrease in accrued interest payable
					    (147,420)  (156,903)  (193,185)

Increase (decrease) in other
liabilities, principally to affiliates
					     (51,108)     2,299      1,288

Net cash provided by (used in) operating
activities                              8,019    10,034   (1,974)
Cash flows provided by investing
activities - Payments received on
					    2,620,798 2,789,393  3,434,403
loans to affiliates
Cash flows used in financing activities
- Payments on bonds payable     (2,620,798)(2,789,393)(3,434,403)

Net increase (decrease) in cash         8,019    10,034   (1,974)
Cash, beginning of year                11,289     1,255    3,229
Cash, end of year                     $19,308   $11,289 $  1,255

Supplemental disclosures of cash flow
information:
Cash paid during the year for interest
					  $1,179,482 $1,485,359 $1,850,018

Cash paid for income taxes              0        1,096    0

            National Mortgage Acceptance Corporation
           Notes to Consolidated Financial Statements
                   December 31, 1999 and 1998


1.  Organization:
National Mortgage Acceptance Corporation (NMAC or the Company), formerly Thrift Financing Corporation, is a limited purpose finance subsidiary of Scott & Stringfellow, Inc. (Scott & Stringfellow) which owns 51% of the Class A common stock and 20% of the Class B common stock. The remaining Class A and Class B common stock is owned primarily by subsidiaries of institutions involved in the financial services industry. NMAC was organized on October 19, 1984, for the purpose of providing access to certain capital markets for qualified financial institutions and their affiliates. NMAC acts as a conduit for such institutions by the issuance of its Thrift Industry Mortgage Collateralized Obligation Bonds and other series of bonds (Bonds). The issues are structured so that collection of principal and interest from loans receivable from affiliates, including the effects of prepayments thereon, equal the amount of principal and interest due on the related bonds. NMAC generally obtains bond offering fees at the bond issuance date and administrative fees, as defined, for each offering over the period the Bonds remain outstanding. In 1999, National Mortgage Securities Corporation
(NMSC), a wholly owned subsidiary of NMAC, was formed by NMAC for the purpose of dealing with mortgage assets (including but not limited to mortgage loans), mortgage backed securities, asset-backed securities, mortgage collateralized obligations and other interests in real estate. NMSC had no business activity in 1999. Collateralized Mortgage Obligation (CMO) Issuances
When issued as a CMO, each series of Bonds is secured by the mortgage collateral and related funding agreements or promissory notes entered into by the participating thrift institutions or their finance subsidiaries. Each series of Bonds is specifically collateralized by mortgage-backed securities. Such collateral was initially pledged to NMAC, which in turn pledged the collateral to an independent trustee. As principal and interest are received by the trustee, the bonds payable and the funding agreements/notes receivable are concurrently reduced, as defined within each individual series supplement to the bond indenture and funding agreement, respectively. Principal and interest are payable semiannually or quarterly.
As of December 31, 1999 and 1998, NMAC had issued collateralized mortgage obligations (Series 1985-A and Series C), lending the proceeds therefrom to finance subsidiaries of entities that are affiliated with certain shareholders of NMAC and Scott & Stringfellow. Only Series 1985-A was outstanding at December 31, 1999 and 1998.
Real Estate Mortgage Investment Conduit (REMIC) Issuance
For Bonds issued after January 1, 1987, and for which an election was made for "real estate mortgage investment conduit" status under the Internal Revenue Code of 1986, as amended, NMAC simultaneously issued a series of its Bonds and purchased mortgage collateral. The Collateral is segregated into an asset pool comprising the trust estate for that series of Bonds. The Bonds of such series are considered "regular interests" in such a REMIC. The trust assets serve as the sole collateral for the repayment of such series of Bonds. The REMIC also issues residual interest certificates, whereby the holder's cash investment entitles it to receive excess cash flow from the trust estate for such series of Bonds, defined as the excess of the payments of principal and interest on the collateral for that series of Bonds, and reinvestment earnings thereon, over bond principal and interest costs and related expenses.
As of December 31, 1999 and 1998, NMAC had issued one series of Bonds (Series D) under the REMIC structure.

2.  Summary of Significant Accounting Policies:
New Accounting Pronouncements
During 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement replaces existing pronouncements and practices with a single, integrated accounting framework for derivatives and hedging activities requiring companies to formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. During 1999, the FASB issued SFAS No. 137, which deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. Management believes there will be no material effect on the financial statements from the adoption of the pronouncement.
Investment Securities
The Company classifies all of its investment securities and restricted cash and investments in the Series 1985-A working capital reserve (working capital reserve securities) as trading securities. Trading securities are bought and held principally for the purpose of selling them in the near term.
Trading securities and working capital reserve securities are recorded at fair value based on quoted market prices. Gains and losses on trading securities are included in earnings. Realized and unrealized gains and losses on working capital reserve securities are recorded as an adjustment to interest rebates payable (see Notes 3 and 4).
Realized gains and losses are determined using the specific-identification method.
Loans Receivable and Bonds Payable
The issuance of Bonds is treated as a financing unless the transaction qualifies as a sale of assets under generally accepted accounting principles. To date, the Bonds issued under the CMO structure have been accounted for as financings, while the Bonds issued as a REMIC structure have qualified for sale treatment. No gain or loss, exclusive of bond offering fees in excess of related expenses, resulted from the sales. Due to the reduction of the loans receivable and bonds payable as a function of payments of the underlying collateral, the ultimate timing of the maturities of the respective loans and Bonds is not readily determinable. The estimated fair value of loans receivable is determined based on quoted market prices for the underlying collateral. The estimated fair value of bonds payable is determined based on quoted market prices for the Bonds.
Interest Income and Expense
Interest income, net of rebates (see Note 3) and interest expense are recorded as accrued.
Bond Issuance Costs
Costs related to the issuance of specific series of Bonds are charged to the entities participating in the offering. Ongoing costs related to registration statements and related prospectus material, prepared in anticipation of future offerings, are expensed as incurred. No such costs were incurred from 1997 through 1999.
Earnings Per Share
During 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128. Basic and diluted earnings per share are computed by dividing net income or loss by the weighted average number of shares of Class A and Class B common stock (2,395 for 1999, 1998 and 1997) outstanding during the period. There were no common stock equivalents for any of the periods presented.
Income Taxes
Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the asset and liability method of Statement No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.
Reclassifications
Certain amounts in 1998 financial statements have been reclassified to conform with 1999 presentation.

3.  Loans Receivable:
Loans receivable on the Series 1985-A Bonds are expected to mature in varying amounts prior to the year 2016. The loan agreements, as amended, generally provide for interest to be paid at a rate equal to the lesser of the highest bond interest rate or the weighted bond interest rate plus 20 basis points per annum. The resulting effective rates of interest on the loans (equal to the lesser of 11.25% or the weighted average rate on the debt plus 20 basis points) were 11.25% in 1999, 1998 and 1997. Interest rebates payable and accumulated earnings from restricted cash and investments are included in other liabilities and aggregated $0 and $59,046 as of December 31, 1999 and 1998, respectively. The timing of payment of such rebates is at the discretion of the management of NMAC.
The funding agreements for Series 1985-A Bonds are collateralized by mortgage-backed securities and by certain debt service funds owned by the participating financial institution subsidiaries. Those funds and the collections on the mortgage-backed securities are held by the bond trustee until the respective semiannual payment dates, at which time they are distributed as payments on the Bonds. Excess funds (rebates) on the Series 1985-A Bonds, if any, are available for return to the participating thrift institution subsidiaries.
Loans receivable of $7,410,044 at December 31, 1999, are from Mountain Financial Corporation, a wholly owned, limited-purpose finance subsidiary of Scott & Stringfellow (the Finance Subsidiary). The Finance Subsidiary and four other entities were formed by certain depository institutions to facilitate the issuance of the Series 1985-A Bond through the Company. Subsequently, Scott & Stringfellow acquired 100% ownership of these entities through a purchase. During 1998, Scott & Stringfellow merged three other wholly owned finance subsidiaries into the Finance Subsidiary (two mergers effective June 30, 1998, and the third effective September 30, 1998.)

4.  Restricted Cash and Investments:
Restricted cash and investments represent interest rebates which have been invested in U.S. Government agency obligations, corporate obligations, cash and cash equivalents and are restricted to repaying the interest rebates payable and the income earned on these funds.

5.  Bonds Payable:
Series 1985-A Bonds payable had aggregate effective rates of interest of approximately 11.25% during 1999, 1998 and 1997. The Series 1985-A Bonds are collateralized by the respective loans receivable (together with collateral thereon) and consist of the following as of December 31, 1999 and 1998:
                                         Principal
                  Inter    Stated        Balance,
                   est                  December 31
      Class        Rate   Maturity     1999     1998
                            Date
Series 1985-A - A-411.25%
	      	January 1,2016   $8,484,012 $11,104,810

The Series 1985-A Bonds require the payment of interest semiannually.
The stated principal value of the collateral (FHLMC participation certificates) plus the cash and investments in the various debt service funds for the Series 1985-A aggregate approximately $9,310,253 and $13,656,128 as of December 31, 1999 and 1998,
respectively. These assets are held by the trustee and, although not assets of NMAC, are pledged, together with interest income thereon, as collateral for the Bonds.

6.  REMIC Issuances:
NMAC has issued two REMIC series, aggregating $333,067,000
(Series B Bonds) and $300,500,000 (Series D Bonds) at issuance.
Concurrent with the issuance of these bonds, NMAC sold the entire residual interest in the respective segregated asset pool
comprising the trust estate.  A portion of the Series B residual interest was purchased by affiliates of certain shareholders.
The Series B Bonds were retired during 1996.
As of December 31, 1999 and 1998, the following REMIC Series
Bonds, which are not recorded as liabilities of NMAC, were
outstanding:
                                             Principal
               Interest      Stated          Balance,
 							   December 31
      Class        Rate  Maturity Date     1999     1998
Series D-
D-2                6.712  May 1, 2016     $        $
                  5%                      0        0
D-4                7.125  May 1, 2016     0        0
D-5                6.962  May 1, 2016     0        0
                  5
D-6          9.75   November 1,2017  16,382,737   24,461,901

                                    $16,382,737  $24,641,901

The offering consisted of Class D-4, which were retired during 1996, D-6 Bonds (Standard Bonds) and Class D-2 and D-5 Bonds (the Floating Rate Bonds), which were also retired during 1996. The floating interest rates were based on the London interbank offered quotations for three-month Eurodollar deposits.
The stated principal value of the collateral for Series D (GNMA certificates), aggregates approximately $17,363,487 and $24,860,376 as of December 31, 1999 and 1998, respectively. Such collateral, together with interest income thereon, is only available to repay the specific bond series.



7.  Income Taxes:
The components of income tax expense for 1999, 1998 and 1997 were as follows:
                                   December 31
                                 1999  1998 1997
Current-
Federal                          $(260)  $640 $285

State                             (110)   270  120

Income tax expense (benefit)     $(370)  $910 $405

The actual income tax expense for 1999, 1998 and 1997 differs from the "expected" income tax expense (benefit) (computed by applying the statutory U.S. federal corporate income tax rate of
35% to income (loss) before income taxes) as follows:
                               Years Ended
                               December 31
                            1999     1998     1997
Income tax expense (benefit)
at statutory rate          $(655)   $1,593   $2,407

Effect of graduated income   374      (910)  (1,376)
tax rates
State tax expense (benefit),
net of federal expense       (89)	     227      349
(benefit)
Change in valuation allowance 0          0     (975)

Actual income tax expense  $(370)     $910    $ 405
(benefit)
There were no deferred taxes for the years ended December 31, 1999 and 1998. As of December 31, 1998, there were income taxes payable of $219 which is included in other liabilities.

8.  Related-party Transactions:
Under the terms of its management contract, Scott & Stringfellow provides office space and equipment and certain managerial, administrative, financial and other services to NMAC. Management fees are charged to NMAC and ultimately to the borrowers as an ongoing cost determined at the date of the bond offering. Management fees are computed as a percentage of the outstanding bonds. Management fees paid to Scott & Stringfellow were approximately $10,709, $12,600 and $24,600 during 1999, 1998 and
1997, respectively.
Scott & Stringfellow acts as co-managing underwriter for all of the bond offerings and is the counterparty to all securities transactions entered into by the Company.



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

NATIONAL MORTGAGE ACCEPTANCE CORPORATION

RATIO OF EARNINGS TO FIXED CHARGES

     					 Year Ended December 31,

                   1999       1998       1997       1996       1995
Earnings:
Income(Loss) before
Income taxes     (1,872)     4,551      6,878     (3,210)     12,404

Fixed charges 1,032,062  1,328,456  1,656,833  2,071,214   3,217,819
   charges

              1,030,190  1,333,007  1,663,711  2,068,004   3,230,223

Fixed charges:
Interest expense
              1,032,062  1,328,456  1,656,833  2,071,214   3,217,819


Ration of earnings to fixed
   charges        0.998     1.003      1.004      0.998     1.004