Form 10-Q
period 2000-03-31
NATIONAL MORTGAGE ACCEPTANCE CORP
filed 2000-05-10
CIK 768600

FORM 10-Q

               Securities and Exchange Commission
                    Washington, D. C.  20549

           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For Quarter Ended: March 31, 2000
         Commission File Numbers:  2-97573, 33-12626 and
                            33-19023


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
shares


Part I:   FINANCIAL INFORMATION

March 31, 2000
Item 1.   Financial Statements

          Attached as Appendix A.

Item 2.   Management's Discussion and Analysis  of
Financial Condition and Results of
          Operations

          Attached as Appendix B.

Part II:  OTHER INFORMATION

Item 1.   Legal Proceedings - None

Item 2.   Changes in Securities - None

Item 3.   Defaults on Senior Securities - None

Item 4.   Submission   of  Matters  to   Vote   of
          Security Holders - Information regarding
          election    of    directors    by    the
          registrant's     voting     shareholders
          previously   reported  in   registrant's
          report  on Form 10-K for its year ending
          December  31, 1999, as filed  March  31,
          2000.    There  were  no  other  matters
          submitted to a vote of security holders during the quarter.

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

                     NATIONAL  MORTGAGE ACCEPTANCE
CORPORATION
                    (Registrant)



                                               By:
______________________________________________
                         Randall B. Saufley
                         Secretary/Treasurer
                            Principal    financial
officer and duly authorized officer
Date:          May 10, 2000



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

11.  Not applicable.  Information in Appendix A.

15.  Not applicable.

18.  Not applicable.

19.  Not applicable.

20.  Not applicable.

23.  Not applicable.

24.  Not applicable.

25.  Not applicable.
28.  Not applicable.

Consolidated    Statements     of
Financial Condition

NATIONAL    MORTGAGE   ACCEPTANCE
CORPORATION



                                    March 31, 2000     December 31, 1999

                                        (unaudited)
ASSETS
  Cash                            $            18,522 $          19,308

   Trading  securities,  at  fair              86,760           151,645
value
      Loans    receivable    from           7,410,044         8,484,012
affiliates
  Accrued interest receivable
    from affiliates                           208,407           477,226
  Other assets                                162,074           104,713

                     TOTAL ASSETS $         7,885,807 $       9,236,904



LIABILITIES   AND   SHAREHOLDERS'
EQUITY

LIABILITIES
     Bonds payable                $         7,410,044  $      8,484,012
     Accrued interest payable                 208,407           477,226
          Other      liabilities,              48,878            38,714
principally to affiliates

                            TOTAL           7,667,329         8,999,952
LIABILITIES


SHAREHOLDERS' EQUITY
  Common stock; $1 par value:
     Class  A  (without right  to
dividend)--
       authorized  7,500  shares,
issued and
      outstanding 730 shares                      730               730
       Class   B   (non-voting)--
authorized
       7,500  shares, issued  and
outstanding
      1,665 shares                              1,665             1,665
  Paid-in capital                             182,565           182,565
  Retained earnings                            33,518            51,992

                                              218,478           236,952
SHAREHOLDERS' EQUITY

                            TOTAL
LIABILITIES AND
                                  $         7,885,807 $       9,236,904
SHAREHOLDERS' EQUITY

  The accompanying notes are an
integral part of these financial
           statements.




  Consolidated Statements
        of Operations and
        Retained Earnings

        NATIONAL MORTGAGE
   ACCEPTANCE CORPORATION





                                             Three
                                            Months
                                             Ended
                                             March
                                              31,
                                             2000         1999

                                           (unaudited)
REVENUES
  Interest on loans                      $  208,407  $     277,418
  Other interest                              2,022          4,592
  Management fees                            14,788         18,744
       Net     unrealized                   (11,949)        (4,449)
securities trading losses

                                             213,268       296,305

COSTS AND EXPENSES
  Interest on bonds                          208,407       277,418
  Management fees                             14,788        18,744
  Other                                       13,195         4,201

                                             236,390       300,363



NET LOSS
  BEFORE INCOME TAXES                        (23,122)       (4,058)

INCOME TAX BENEFIT                            (4,648)         (815)


NET LOSS                                     (18,474)       (3,243)

RETAINED EARNINGS AT
  BEGINNING OF PERIOD                         51,992        53,494


RETAINED EARNINGS AT
  END OF PERIOD                           $   33,518  $     50,251


LOSS PER SHARE                             $   (7.71)  $     (1.35)



 The accompanying notes
 are an integral part of
     these financial
       statements.





                APPENDIX A (3/4)


Consolidated Statements of  Cash
Flows

NATIONAL   MORTGAGE   ACCEPTANCE
CORPORATION



                                      Three Months       Three Months
                                             Ended              Ended
                                         March 31,          March 31,
                                              2000               1999

                                       (unaudited)
Cash    flows   from   operating
activities:

  Net loss                        $       (18,474)   $        (3,243)
  Adjustments to reconcile net
   income to net cash provided
by
   operating activities:
    Trading securities                      64,885               (42)
    Cash and related investments
     restricted - Series 1985-A
     Working capital reserve                     0                240
    Accrued interest receivable
     from affiliates                       268,819            347,228
     Decrease in accrued                 (268,819)          (347,228)
interest payable
    Other assets                          (57,361)              1,379
         Other      liabilities,
principally
     to affiliates                          10,164              1,555

           Total adjustments                17,688              3,132

   Net cash used for
    operating activities                     (786)              (111)

Cash    flows   from   investing
activities:
  Payments received on loans to
   affiliates                            1,073,968          1,241,058


Cash    flows   from   financing
activities:
  Payments on bonds payable            (1,073,968)        (1,241,058)

Net decrease in cash                         (786)              (111)

Cash at beginning of period                 19,308             11,289

Cash at end of period             $         18,522   $         11,178

   The accompanying notes are an
integral part of these financial
                     statements.


                                                 APPENDIX A (4/4)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NATIONAL MORTGAGE ACCEPTANCE CORPORATION

March 31, 2000


NOTE A (Unaudited)

      These financial statements should be read in
conjunction  with  the  financial  statements  and
notes  thereto  in  National  Mortgage  Acceptance
Corporation's ("NMAC") Annual Report for the  year
ended December 31, 1999.  The financial statements
for the three months ended March 31, 2000, include
all   adjustments  (consisting  only   of   normal
recurring  adjustments)  necessary  for   a   fair
presentation   of  the  results   of   operations,
financial position, and cash flows for the interim
periods.    These  amounts  are  not   necessarily
indicative of results for a full year.

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

                                      APPENDIX   B
                                      TO FORM 10-Q

Management's Discussion and Analysis of Financial
Condition and Results of Operations

NATIONAL MORTGAGE ACCEPTANCE CORPORATION

March 31, 2000

      During  the  quarter ended March  31,  2000,
National Mortgage Acceptance Corporation ("NMAC") did not issue any new series of its TIMCO (Thrift
Industry  Mortgage Collateralized  Obligation)  or
Mortgage Collateralized Obligation Bonds.

      During  the  three (3) month period  ending,
March  31, 2000, NMAC revenues were $213,268 which
consisted  primarily  of  i)  interest  on   loans
receivable  under funding agreements between  NMAC
and  the participating borrowers for NMAC's  TIMCO
Bonds,  Series  1985-A (FHLMC  Certificates)  (the
"Series  1985-A  Bonds") and ii)  Management  Fees
received  for the on-going administration  of  two
outstanding  Bond  Series:  Series  1985-A  Bonds,
(FHLMC  Certificates), and Series  D  Bonds  (GNMA
Certificates).  Future revenues are expected to be
provided   from  interest  payments   on   funding
agreements for the Series A Bonds.

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

       NMAC  believes  sufficient  liquidity   and
capital resources exist to pay all amounts due  on
the Series 1985-A Bonds and all other expenses  of
NMAC.   Furthermore, because each Series of  Bonds
is   secured  by  collateral  paying  interest  at
specified   or  determinable  maximum  rates   and
payments on each Series of Bonds are designed  not
to  exceed payments received on the collateral for
the  related  Series, inflationary pressures  have
not  affected,  and  are not expected  to  affect,
significantly  the ability of  NMAC  to  meet  its
obligations as they become due.
      NMAC  has  no  salaried  employees  and  has
entered into management and administrative service
agreements   with   Scott  &  Stringfellow,   Inc.
(formerly  Craigie Incorporated), an affiliate  of
NMAC   and  a  wholly-owned  subsidiary  of   BB&T
Corporation,   pursuant   to   which    Scott    &
Stringfellow, Inc. (S&S, Inc.) provides NMAC  with
administrative, accounting and clerical  services,
office  space  and  the use of  the  service  mark
"TIMCO"  for the registrant's Bonds.  Under  these
agreements, S&S, Inc. receives fees from  NMAC  in
connection  with  each funding agreement  executed
between  NMAC and the participating borrowers  and
with   respect  to  the  residual  interests  with
respect to the registrant's Series D Bonds.   Fees
paid  to  NMAC  by  participating  borrowers  with
respect  to its Series A Bonds and the holders  of
the residual interest with respect to its Series D
Bonds  are  expected by NMAC to be  sufficient  to
provide  for all on-going costs and expenses  with
respect  to  the outstanding Series of its  Bonds.
NMAC  therefore anticipates that it will  have  no
additional  cash  or liquidity  requirements  with
respect  to  its obligations under any outstanding
Series   of   its  Bonds.   Payments   under   the
management  and administrative services agreements
between  NMAC  and S&S, Inc. are not  expected  to
exceed  the  amount received by NMAC  as  on-going
fees  paid to it by participating borrowers  under
their  funding  agreements and/or holders  of  the
residual  interest with respect to  the  Series  D
REMIC  Bonds.  Chase Bank of Texas, N.A.,  trustee
for  all outstanding Series of NMAC's Bonds,  also
holds    funds   in   expense   reserve   accounts
established  under  the  Series  Supplements   for
certain of NMAC's outstanding Bonds to provide for future expenses of the Trustee with respect to the related Series Supplement if other funds are insufficient therefore. Such amounts are held under the respective Series Supplements and are not recorded in the financial statements for NMAC.

      The  Series 1985-A Working Capital  Reserve,
established  by NMAC with respect  to  its  Series
1985-A  Bonds,  was  funded by the  Series  1985-A
participating   borrowers   from   their   funding
agreements.   These amounts were available  solely
to  pay  any  fees,  charges, taxes,  assessments,
impositions or other expenses of NMAC, other  than
bond  administration expenses, in connection  with
the   Series  1985-A  Bonds.   The  Series  1985-A
Working Capital Reserve is not available to pay expenses or claims of NMAC other than with respect to the Series 1985-A Bonds, is not pledged to secure the Series 1985-A Bonds and is not pledged to secure any other Series of NMAC's Bonds.

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

  NMSC  was  formed  to purchase  or  otherwise
acquire,  own,  hold, pledge,  finance,  transfer,
assign  and  otherwise deal in  or  with  mortgage
assets (including mortgage loans), mortgage-backed
securities,   asset-backed  securities,   mortgage
collateralized  obligations,  other  interests  in
real estate, and any combination of the foregoing,
including, but not limited to, (1) mortgage assets
secured   by  senior  or  subordinate   liens   on
residential property, (2) participation  interests
in  mortgage  assets, (3) pass-through,  mortgage-
backed  certificates as to which Federal  National
Mortgage Association guarantees the timely payment
of  interest  at  the pass-through  rate  and  the
timely  payment of principal, and other securities
as  dictated  in NMSC's Articles of Incorporation.
NMSC  has  no salaried employees and its  officers
and  directors also hold offices in  NMAC.   There
was no business activity in NMSC in 1999.

      As  of  March 31, 2000, NMAC's  assets  were
$7,885,807 including $95,281 in unrestricted  cash
and  trading  securities.  This cash and  security
balance,   plus   interest   earnings   from   the
investment thereof, is available to pay NMAC's annual operating expenses, and, if and to the extent necessary, amounts in connection with the outstanding Bonds of NMAC.