Form 10-Q
period 2000-06-30
NATIONAL MORTGAGE ACCEPTANCE CORP
filed 2000-08-15
CIK 768600

FORM 10-Q

Securities and Exchange Commission
Washington, D. C.  20549

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended: June 30, 2000
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

June 30, 2000
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

				NATIONAL MORTGAGE ACCEPTANCE CORPORATION
				(Registrant)



			By:  	______________________________________________
				Randall B. Saufley
				Secretary/Treasurer
				Principal financial officer
				and duly authorized officer

Date:		August 8, 2000




EXHIBIT INDEX

2.	Not Applicable.

4.1	Indenture dated as of May 1, 1985 ("Indenture") between NMAC and Texas
 Commerce Bank National Association as trustee ("Trustee"), previously filed as
 Exhibit 4.1 to Amendment No. 1 to NMAC's Registration Statement on Form
 S-11, Registration No. 2-97573 and incorporated by reference.

4.2	General Supplement relating to Subsequent Series dated as of January 1,
 1987, previously filed as Exhibit to NMAC's Form 8-K filed on February 10, 1985, and incorporated by reference.

4.3	Series Supplement to the Indenture, dated as of July 1, 1985, relating to
 Series 1985-A Bonds, previously filed as Exhibit 4 to NMAC's Form 8-K filed on July 23, 1985, and incorporated by reference.

4.4	Series Supplement to the Indenture, dated as of January 20, 1987, relating to Series B Bonds, previously filed as Exhibit 4.3 to NMAC's Form 8-K filed on February 10, 1987, and incorporated by reference.

4.5	Series Supplement to the Indenture, dated as of March 20, 1987, relating to Series C Bonds, previously filed as Exhibit 4.3 to NMAC's Form 8-K filed on April 8, 1987, and incorporated by reference.

4.6	Series Supplement to the Indenture, dated as of October 30, 1987, relating to Series D Bonds, previously filed as Exhibit 4.3 to NMAC's form 8-K filed on November 12, 1987, and incorporated by reference.

4.7	Form of Second General Supplement to Indenture relating to Subsequent
 Series previously filed as Exhibit 4.4 to NMAC's Post-Effective Amendment No. 1 on Form S-3 to S-11 Registration No. 33-19023 and incorporated by reference.

11.	Not applicable.  Information in Appendix A.

15.	Not applicable.

18.	Not applicable.

19.	Not applicable.

20.	Not applicable.

23.	Not applicable.

24.	Not applicable.

25. 	Not applicable.
26. 	Not applicable.




APPENDIX A (1/4)

Consolidated Statements of Financial Condition

NATIONAL MORTGAGE ACCEPTANCE CORPORATION


				 June 30, 2000     December 31, 1999
                		 (unaudited)
ASSETS
  Cash          		$	20,802        $19,308
  Trading securities, at fair value
		 			79,158 	      151,645
  Loans receivable from affiliates
				     7,410,044      8,484,012
  Accrued interest receivable
    from affiliates
  				       416,815        477,226
  Other assets			       165,711        104,713

         TOTAL ASSETS	            $ 8,092,530 $   9,236,904



LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

     Bonds payable                 $ 7,410,044 $   8,484,012
     Accrued interest payable
				       416,815       477,226
     Other liabilities, principally to affiliates
					46,264        38,714

	  TOTAL LIABILITIES 	     7,873,123     8,999,952

SHAREHOLDERS' EQUITY
 Common stock; $1 par value:
    Class A (without right to dividend)--
      authorized 7,500 shares, issued and
      outstanding 730 shares
     				           730           730
    Class B (non-voting)-- authorized
      7,500 shares, issued and outstanding
      1,665 shares		         1,665         1,665
  Paid-in capital
			               182,565       182,565
  Retained earnings
                        	        34,447        51,992

          SHAREHOLDERS' EQUITY
     				       219,407       236,952
          TOTAL LIABILITIES AND
          SHAREHOLDERS' EQUITY
             		            $8,092,530   $ 9,236,904

The accompanying notes are an integral part of these financial statements.





Consolidated Statements of Operations and Retained Earnings

NATIONAL MORTGAGE ACCEPTANCE CORPORATION


				Three Months Ended   Six Months Ended
					June 30,		June 30,
				  2000     1999		2000    1999
		               (unaudited) 		(unaudited)

REVENUES
 Interest on loans 	$        208,408 $277,418	$416,815 $554,836
  Other interest		     915    3,050 	   2,937    7,642
  Management fees		  15,136   11,947 	  29,924   30,691
  Net unrealized securities trading gains
				   4,559    5,524         (7,390)   1,075

				 229,018  297,939 	 442,286  594,244
COSTS AND EXPENSES
 Interest on bonds		 208,408  277,418 	 416,815  554,836
  Management fees		  15,136   11,947 	  29,924   30,691
  Other				   4,322    4,391 	  17,517    8,592
	 		       	 227,866  293,756 	 464,256  594,119

NET INCOME/(LOSS)
 BEFORE INCOME TAXES	 	   1,152    4,183 	 (21,970)     125

INCOME TAX EXPENSE/(BENEFIT)
				     223      840 	  (4,426)      25
NET INCOME (LOSS)
				     929    3,343 	 (17,545)     100
RETAINED EARNINGS AT
  BEGINNING OF PERIOD		  33,518   50,251 	  51,992   53,494

RETAINED EARNINGS AT
  END OF PERIOD		       $  34,447 $ 53,594 	$ 34,447 $ 53,594

EARNINGS (LOSS) PER SHARE
  			       $    0.39 $   1.40 	$  (7.33)$   0.04

The accompanying notes are an integral part of these financial statements.




Consolidated Statements of Cash Flows

NATIONAL MORTGAGE ACCEPTANCE CORPORATION

				Six Months Ended	 Six Months Ended
			       June 30, 2000		  June 30, 1999
 						(unaudited)
Cash flows from operating activities:

  Net income (loss) 		$	(17,545)	$     100

  Adjustments to reconcile net
   income to net cash provided by
   operating activities:

Trading securities			  72,487 	   16,247

    Cash and related investments
     restricted - Series 1985-A
     Working capital reserve			0	     (157)

    Accrued interest receivable
     from affiliates			   60,411 	    69,810

     Decrease in accrued interest payable
					  (60,411)	   (69,810)
    Other assets
					  (60,998)	     1,279

    Other liabilities, principally
     to affiliates			  7,550 	   (5,108)

      Total adjustments			 19,039 	   12,261

   Net cash provided by
    operating activities		  1,494 	   12,361

Cash flows from investing activities:
  Payments received on loans to
   Affiliates			    1,073,968 		1,241,058

Cash flows from financing activities:
  Payments on bonds payable
				   (1,073,968)         (1,241,058)

Net increase in cash		        1,494 	           12,361

Cash at beginning of period
				       19,308 		   11,289

Cash at end of period		$      20,802     $        23,650


The accompanying notes are an integral part of these financial statements.





APPENDIX A (4/4)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NATIONAL MORTGAGE ACCEPTANCE CORPORATION

June 30, 2000


NOTE A (Unaudited)

	These financial statements should be read in conjunction with the financial statements and notes thereto in National Mortgage Acceptance Corporation's
 ("NMAC") Annual Report for the year ended December 31, 1999.  The financial statements for the six months ended June 30, 2000, include all adjustments
 (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations, financial position, and cash flows for the interim periods.  These amounts are not necessarily

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

APPENDIX   B
TO FORM 10-Q

Management's Discussion and Analysis of Financial Condition and Results of
 Operations

NATIONAL MORTGAGE ACCEPTANCE CORPORATION

June 30, 2000

	During the quarter ended June 30, 2000, National Mortgage Acceptance Corporation ("NMAC") did not issue any new series of its TIMCO (Thrift Industry Mortgage Collateralized Obligation) or Mortgage Collateralized Obligation Bonds.

	During the three (6) month period ending, June 30, 2000, NMAC revenues were $442,286 which consisted primarily of i) interest on loans receivable under funding agreements between NMAC and the participating borrowers for
NMAC's TIMCO Bonds, Series 1985-A (FHLMC Certificates) (the "Series 1985-A
 Bonds") and ii) Management Fees received for the on-going administration of two outstanding Bond Series: Series 1985-A Bonds, (FHLMC Certificates),
 and Series D Bonds (GNMA Certificates). Future revenues are expecte interest payments on funding agreements for the Series A Bonds.

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

	NMAC believes sufficient liquidity and capital resources exist to pay all amounts due on the Series 1985-A Bonds and all other expenses of NMAC. Furthermore, because each Series of Bonds is secured by collateral paying interest at specified or determinable maximum rates and payments on each Series of Bonds are designed not to exceed payments received on the collateral for the related Series, inflationary pressures have not affected, and are not expected to affect, significantly the ability of NMAC to meet

	NMAC has no salaried employees and has entered into management and administrative service agreements with Scott & Stringfellow, Inc. (formerly
Craigie Incorporated), an affiliate of NMAC and a wholly-owned subsidiary of BB&T Corporation, pursuant to which Scott & Stringfellow, Inc. (S&S, Inc.) provides NMAC with administrative, accounting and clerical services, office space and the use of the service mark "TIMCO" for the registrant's Bonds.
Under these agreements, S&S, Inc. receives fees from NMAC in conneement executed between NMAC and the participating borrowers and with respect to the residual interests with respect to the registrant's Series D Bonds. Fees paid to NMAC by participating borrowers with respect to its Series
A Bonds and the holders of the residual interest with respect to its Series
 D Bonds are expected by NMAC to be sufficient to provide for all on-going costs and expenses with respect to the outstanding Series of its Bonds.
  NMAC therefore anticipates that it will have no additional cash ith respect to its obligations under any outstanding Series of its Bonds.
 Payments under the management and administrative services agreements between NMAC and S&S, Inc. are not expected to exceed the amount received by NMAC as on-going fees paid to it by participating borrowers under their funding agreements and/or holders of the residual interest with respect to the Series D REMIC Bonds. Chase Bank of Texas, N.A., trustee for all outstanding Series of NMAC's Bonds, also holds funds in expense reserve acc

	The Series 1985-A Working Capital Reserve, established by NMAC with respect to its Series 1985-A Bonds, was funded by the Series 1985-A participating borrowers from their funding agreements. These amounts were available solely to pay any fees, charges, taxes, assessments, impositions or other expenses of NMAC, other than bond administration expenses, in connection with the Series 1985-A Bonds.  The Series 1985-A
  Working Capital Reserve is not available to pay expenses or claims of NMAC other than with re

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

	On September 17, 1999, NMAC offered to subscribe to 1,000 shares of the Common Stock ("Stock") of National Mortgage Securities Corporation ("NMSC") and agreed, in consideration therefor, to transfer cash in the amount of $10,000 to NMSC. NMAC also represented that the Stock would be held for investment and not for the purpose of distribution or resale.
  NMAC transferred cash in December 1999 and recorded an investment in subsidiary on its books. This investment is included in "Other Assets"
 on the Balance
 .

NMSC was formed to purchase or otherwise acquire, own, hold, pledge, finance, transfer, assign and otherwise deal in or with mortgage assets (including mortgage loans), mortgage-backed securities, asset-backed securities, mortgage collateralized obligations, other interests in real estate, and any combination of the foregoing, including, but not limited to, (1) mortgage assets secured by senior or subordinate liens on residential property, (2) participation interests in mortgage assets,
(3) pass-through, mo

	As of June 30, 2000, NMAC's assets were $8,092,530 including $99,960 in unrestricted cash and trading securities. This cash and security balance, plus interest earnings from the investment thereof, is available to pay NMAC's annual operating expenses, and, if and to the extent necessary, amounts in connection with the outstanding Bonds of NMAC.