Form 10-Q
period 2000-09-30
NATIONAL MORTGAGE ACCEPTANCE CORP
filed 2000-11-14
CIK 768600

FORM 10-Q

Securities and Exchange Commission

Washington, D. C. 20549

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarter Ended: September 30, 2000

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

September 30, 2000

Item 1. Financial Statements

Attached as Appendix A.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations

Attached as Appendix B.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings - None

Item 2. Changes in Securities - None

Item 3. Defaults on Senior Securities - None

Item 4. Submission of Matters to Vote of Security Holders Information regarding election of directors by the registrant's voting shareholders previously reported in registrant's report on Form 10-K for its year ending December 31, 1999, as filed March 31, 2000. There were no other matters submitted to a vote of security holders during the quarter.

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K There were no reports on Form 8-K filed during the quarter. Exhibits, See index to exhibits.

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

Date: November 13, 2000

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

11. Not applicable. Information in Appendix A.

15. Not applicable.

18. Not applicable.

19. Not applicable.

20. Not applicable.

23. Not applicable.

24. Not applicable.

  Not applicable.

  Not applicable.

		APPENDIX A (1/4)

Consolidated Statements of Financial Condition

NATIONAL MORTGAGE ACCEPTANCE CORPORATION

	September 30, 2000	December 31, 1999

	(unaudited)
ASSETS
Cash	$30,217	$19,308
Trading securities, at fair value	78,498	151,645
Loans receivable from affiliates	6,477,570	8,484,012
Accrued interest receivable
from affiliates	182,182	477,226
Other assets	163,244	104,713

TOTAL ASSETS	$6,931,711	$9,236,904

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Bonds payable	$6,477,570	$8,484,012
Accrued interest payable	182,182	477,226
Other liabilities, principally to affiliates	56,265	38,714

TOTAL LIABILITIES	6,716,017	8,999,952

SHAREHOLDERS' EQUITY
Common stock; $1 par value:
Class A (without right to dividend)--
authorized 7,500 shares, issued and
outstanding 730 shares	730	730
Class B (non-voting)-- authorized
7,500 shares, issued and outstanding
1,665 shares	1,665	1,665
Paid-in capital	182,565	182,565
Retained earnings	30,734	51,992

SHAREHOLDERS' EQUITY	215,694	236,952

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$6,931,711	$9,236,904

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Operations and Retained Earnings

NATIONAL MORTGAGE ACCEPTANCE CORPORATION

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2000	1999	2000	1999

	(unaudited)		(unaudited)
REVENUES
Interest on loans	$182,182	$238,613	$598,997	$793,449
Other interest	850	2,758	3,787	10,400
Management fees	14,750	15,250	48,174	45,941
Net unrealized securities trading gains	(1,449)	(2,292)	(8,839)	(1,217)

	196,333	254,329	642,119	848,573

COSTS AND EXPENSES
Interest on bonds	182,182	238,613	598,997	793,449
Management fees	14,750	15,250	48,174	45,941
Other	4,033	4,040	21,550	12,632

	200,965	257,903	668,721	852,022

NET INCOME/(LOSS)
BEFORE INCOME TAXES	(4,632)	(3,574)	(26,602)	(3,449)

INCOME TAX EXPENSE/(BENEFIT)	(919)	(715)	(5,345)	(690)

NET INCOME (LOSS)	(3,713)	(2,859)	(21,258)	(2,759)

RETAINED EARNINGS AT
BEGINNING OF PERIOD	34,447	53,594	51,992	53,494

RETAINED EARNINGS AT
END OF PERIOD	$30,734	$50,735	$30,734	$50,735

EARNINGS (LOSS) PER SHARE	$(1.55)	$(1.19)	$(8.88)	$(1.15)

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows

NATIONAL MORTGAGE ACCEPTANCE CORPORATION

	Nine Months Ended	Nine Months Ended
	September 30, 2000	September 30, 1999

	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(21,258)	$(2,759)
Adjustments to reconcile net
income to net cash provided by
operating activities:
Trading securities	73,147	15,904
Cash and related investments
restricted - Series 1985-A
Working capital reserve	0	(556)
Accrued interest receivable
from affiliates	295,044	386,033
Decrease in accrued interest payable	-295,044	(386,033)
Other assets	(58,531)	(3,936)
Other liabilities, principally
to affiliates	17,551	(2,407)

Total adjustments	32,167	9,005

Net cash provided by
operating activities	10,909	6,246

Cash flows from investing activities:
Payments received on loans to
affiliates	2,006,442	2,620,798

Cash flows from financing activities:
Payments on bonds payable	(2,006,442)	(2,620,798)

Net increase in cash	10,909	6,246

Cash at beginning of period	19,308	11,289

Cash at end of period	$30,217	$17,535

The accompanying notes are an integral part of these financial statements.

APPENDIX A (4/4)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NATIONAL MORTGAGE ACCEPTANCE CORPORATION

September 30, 2000

NOTE A (Unaudited)

These financial statements should be read in conjunction with the financial statements and notes thereto in National Mortgage Acceptance Corporation's ("NMAC") Annual Report for the year ended December 31, 1999. The financial statements for the nine months ended September 30, 2000, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations, financial position, and cash flows for the interim periods. These amounts are not necessarily indicative of results for a full year.

NOTE B (New Accounting Pronouncements)

In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133, which delayed the original effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, Accounting for Derivative Instruments and Hedging Activities , which amends SFAS No. 133. SFAS No. 138 addresses a limited number if issues related to the implementation of SFAS No. 133. SFAS No. 133 replaces existing pronouncements and practices with a single, integrated accounting framework for derivatives and hedging activities requiring companies to formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Management believes there will be no material effect on the financial statements from the adoption of the pronouncement.

APPENDIX B

TO FORM 10-Q

Management's Discussion and Analysis of Financial Condition and Results of Operations

NATIONAL MORTGAGE ACCEPTANCE CORPORATION

September 30, 2000

During the quarter ended September 30, 2000, National Mortgage Acceptance Corporation ("NMAC") did not issue any new series of its TIMCO (Thrift Industry Mortgage Collateralized Obligation) or Mortgage Collateralized Obligation Bonds .

During the nine (9) month period ending, September 30, 2000, NMAC revenues were $642,119 which consisted primarily of i) interest on loans receivable under funding agreements between NMAC and the participating borrowers for NMAC's TIMCO Bonds, Series 1985-A (FHLMC Certificates) (the "Series 1985-A Bonds") and ii) Management Fees received for the on-going administration of two outstanding Bond Series: Series 1985-A Bonds, (FHLMC Certificates), and Series D Bonds (GNMA Certificates). Future revenues are expected to be provided from interest payments on funding agreements for the Series A Bonds.

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

NMAC has no salaried employees and has entered into management and administrative service agreements with Scott & Stringfellow, Inc. (formerly Craigie Incorporated), an affiliate of NMAC and a wholly-owned subsidiary of BB& T Corporation, pursuant to which Scott & Stringfellow, Inc. (S&S, Inc.) provides NMAC with administrative, accounting and clerical services, office space and the use of the service mark "TIMCO" for the registrant's Bonds. Under these agreements, S&S, Inc. receives fees from NMAC in connection with each funding agreement executed between NMAC and the participating borrowers and with respect to the residual interests with respect to the registrant's Series D Bonds. Fees paid to NMAC by participating borrowers with respect to its Series A Bonds and the holders of the residual interest with respect to its Series D Bonds are expected by NMAC to be sufficient to provide for all on-going costs and expenses with respect to the outstanding Series of its Bonds. NMAC therefore anticipates that it will have no additional cash or liquidity requirements with respect to its obligations under any outstanding Series of its Bonds. Payments under the management and administrative services agreements between NMAC and S&S, Inc. are not expected to exceed the amount received by NMAC as on-going fees paid to it by participating borrowers under their funding agreements and/or holders of the residual interest with respect to the Series D REMIC Bonds. Chase Bank of Texas, N.A., trustee for all outstanding Series of NMAC's Bonds, also holds funds in expense reserve accounts established under the Series Supplements for certain of NMAC's outstanding Bonds to provide for future expenses of the Trustee with respect to the related Series Supplement if other funds are insufficient therefore. Such amounts are held under the respective Series Supplements and are not recorded in the financial statements for NMAC.

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

On November 12, 1996 Scott & Stringfellow, Inc. (Craigie Incorporated at time of purchase) purchased from the Federal Deposit Insurance Corporation ("FDIC") the stock of three of the affiliates who participated in the Series 1985-A Bonds. The affiliates were Atlantic Financing Corporation, Security Federal Financing Corporation and Mountain Financial Corporation. Effective June 30, 1998, Atlantic Financing and Security Federal were merged into Mountain Financial Corporation. In addition, the parent company of S&S Inc., BB&T Corporation, purchased Life Savings Bank on March 1, 1998 which owned a fourth affiliate of NMAC named Life Capital Corporation. Life Capital was purchased by S&S, Inc. and subsequently merged into Mountain Financial Corporation effective September 30, 1998.

On September 17, 1999, NMAC offered to subscribe to 1,000 shares of the Common Stock ("Stock") of National Mortgage Securities Corporation ("NMSC") and agreed, in consideration therefor, to transfer cash in the amount of $10,000 to NMSC. NMAC also represented that the Stock would be held for investment and not for the purpose of distribution or resale. NMAC transferred cash in December 1999 and recorded an investment in subsidiary on its books. This investment is included in "Other Assets" on the Balance Sheet for December 31, 1999 and subsequent quarters. NMSC is a wholly owned subsidiary of NMAC.

.

NMSC was formed to purchase or otherwise acquire, own, hold, pledge, finance, transfer, assign and otherwise deal in or with mortgage assets (including mortgage loans), mortgage-backed securities, asset-backed securities, mortgage collateralized obligations, other interests in real estate, and any combination of the foregoing, including, but not limited to, (1) mortgage assets secured by senior or subordinate liens on residential property, (2) participation interests in mortgage assets, (3) pass-through, mortgage-backed certificates as to which Federal National Mortgage Association guarantees the timely payment of interest at the pass-through rate and the timely payment of principal, and other securities as dictated in NMSC's Articles of Incorporation. NMSC has no salaried employees and its officers and directors also hold offices in NMAC. There was no business activity in NMSC in 1999 or to date in 2000.

As of September 30, 2000, NMAC's assets were $6,931,711 including $98,608 in unrestricted cash and trading securities. This cash and security balance, plus interest earnings from the investment thereof, is available to pay NMAC's annual operating expenses, and, if and to the extent necessary, amounts in connection with the outstanding Bonds of NMAC.