Form 10-K
period 2000-12-31
NATIONAL MORTGAGE ACCEPTANCE CORP
filed 2001-04-05
CIK 768600

FORM 10-K
Securities and Exchange Commission
Washington, D. C. 20549
Annual Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934
For Year Ended		Commission File Numbers:
December 31, 2000	2-97573; 33-12626;
and 33-19023
NATIONAL MORTGAGE ACCEPTANCE CORPORATION
(Exact name of registrant as specified in its charter)
Virginia	54-1294217
(State or other Jurisdiction	(I.R.S. Employer
of incorporation)	Identification number)
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
	Aggregate market value of voting stock held by non-affiliates of the registrant as of March 1, 2001:
NONE
	Number of shares of common stock outstanding as of March 1, 2001:
			Class A:	730 shares
			Class B:	1,665 shares
PART I
Item 1. Business
	National Mortgage Acceptance Corporation ("NMAC"), was
incorporated under the laws of the Commonwealth of Virginia on October 19,
1984, as a limited purpose finance corporation under the name "Thrift Financing Corporation". NMAC adopted its present name in 1989. NMAC maintains its principal executive offices at 909 East Main Street, Richmond, Virginia 23219, and its telephone number is (804) 775-7904.
	Under its Restated and Amended Articles of Incorporation, NMAC's business is limited to issuing bonds ("Bonds") principally secured by, or with interests in, "Mortgage Collateral." Mortgage Collateral may include mortgage loans and deed of trust loans secured by real estate and certificates evidencing interests in pools of such mortgage and/or deed of trust loans, which certificates may be issued or guaranteed by the
Government National Mortgage
Association, the Federal Home Loan Mortgage Corporation, the Federal
National Mortgage Association, and/or private issuers. NMAC may lend the proceeds from the sale of its Bonds to participating borrowers pursuant to loan or funding agreements through which NMAC will obtain pledges of Mortgage Collateral to secure a related series of Bonds. NMAC also may use the proceeds from the sale of its Bonds to acquire Mortgage Collateral pledged to secure a series of its Bonds. NMAC's activities in connection with such transactions may include holding, transferring, assigning, pledging, financing, refinancing and otherwise dealing with mortgage loans and mortgage certificates and any activities incident to or necessary or convenient to accomplish the foregoing purposes.
	Each series of NMAC's Bonds is secured by collateral consisting primarily of (1) Mortgage Collateral owned by NMAC and pledged to secure that series of Bonds, (2) funding agreements with participating borrowers, which funding agreements are secured by Mortgage Collateral, (3) a combination of such Mortgage Collateral and funding agreements, and/or (4) amounts deposited in the various funds and accounts created for such series of NMAC's Bonds and investments made with such funds. Collateral for each series of NMAC's bonds is pledged and assigned by NMAC to a trustee on behalf of the holders of the Bonds of such series and, except for certain insurance policies (or deposits partially or entirely in lieu of such insurance policies), collateral for a particular series of Bonds will not be available for payment of
Bonds of any other series or
for payment of any other liabilities of NMAC. Funds held by the trustee with respect to each series of Bonds are restricted so as to assure the payment of principal and interest on the Bonds of such series to the extent of such funds.
76:    	With respect to any one or more series of its Bonds, NMAC may cause an election to be filed under the Internal Revenue Code of 1986, as amended
(the "Code"), to have the segregated asset pool comprising the trust estate for such series of Bonds treated as a real estate mortgage investment conduit ("REMIC") as defined in the Code (each such series, a "REMIC Series"). If a REMIC election is to be made with respect to the trust estate for a series of NMAC's Bonds, the Bonds of such REMIC Series will be treated as "regular interests" in a REMIC, as such term is defined in the Code. In connection with one or more REMIC Series, NMAC expects that it will sell all or substantially all of the "residual interest," as such term is defined in the Code, in such REMIC
Series to entities engaged, directly or through their owners or affiliates, in mortgage funding, financing or origination activities.
	Each series of NMAC's Bonds is to be secured by separate collateral that does not serve as security for any other series of NMAC's Bonds. The collateral pledged to the trustee securing a series of NMAC's Bonds is projected
to produce cash flow sufficient, together with reinvestment income thereon at an assumed annual rate and assuming timely payment to the trustee of distributions on the Mortgage Collateral for such series, to make principal and interest payments required to be made on the outstanding Bonds of that series. With respect to any REMIC Series of NMAC's Bonds, the sale by NMAC of the "residual interest" in the trust estate for such REMIC Series will constitute a sale
by NMAC of the economic benefit of the amounts remaining in the trust estate for such REMIC Series after payments of the Bonds of the related REMIC
Series. Such amounts will be paid to the purchasers of the residual interest of such REMIC Series, and will not be available to creditors of NMAC or available to pay other liabilities or obligations of NMAC.
	On September 17, 1999, NMAC offered to subscribe to 1,000 shares of the Common Stock ("Stock") of National Mortgage Securities Corporation
("NMSC") and agreed, in consideration therefor, to transfer cash in the amount of $10,000 to NMSC. NMAC also represented that the Stock would be held for investment and not for the purpose of distribution or resale. NMAC transferred cash in December 1999 and recorded an investment in subsidiary on its books. This investment is included in "Other Assets" on the Balance Sheet for December 31, 2000. NMSC is a wholly owned subsidiary of NMAC.
NMSC was formed to purchase or otherwise acquire, own, hold, pledge, finance, transfer, assign and otherwise deal in or with mortgage assets (including mortgage loans), mortgage-backed securities, asset-backed securities, mortgage collateralized obligations, other interests in real estate, and any combination of the foregoing, including, but not limited to, (1) mortgage assets secured by senior or subordinate liens on residential property, (2) participation interests in mortgage assets, (3) pass-through, mortgage-backed certificates as to which Federal National Mortgage Association guarantees the timely payment of interest at the pass-through rate and the timely payment of principal, and other securities as dictated in NMSC's Articles of Incorporation. NMSC has no salaried employees and its officers and directors also hold offices in NMAC. Shelf Registration fees and organization costs are being amortized over 10 years and 15 years, respectively.
	NMAC has no salaried employees and has entered into management and administrative services agreements with Scott & Stringfellow, Inc. ("S&S", formally Craigie Incorporated, an affiliated company), pursuant to which S&S provides NMAC with administrative, accounting and clerical services, office space and the use of the registered service mark "TIMCO" for NMAC's Bonds.
NMAC also enters into management agreements with non-affiliates with respect to certain services to be provided by NMAC with respect to REMIC Series of its Bonds.
	Information as of December 31, 2000 with respect to NMAC's outstanding Bonds is included in Notes 45 and 56 of NMAC's Financial
Statements included herein.
Item 2. Properties
	NMAC has no material physical properties.
Item 3. Legal Proceedings
	None.
Item 4. Submission of Matters to a Vote of Security Holders
	On March 28, 2001, a meeting of the Shareholders was held and the following persons were elected to NMAC's Board of Directors: Steven C.
DeLaney, John B. Jung, Jr., Merlin T. Grim and William E. Hardy.

PART II
Item 5. Market for Registrant's Common Equity and Related Shareholder
Matters
	There is no market for NMAC common stock. All outstanding common stock of NMAC is owned by S&S and by the service corporation subsidiaries of what were originally nine savings and loan associations and savings banks. As of December 31, 2000, four of the nine savings and loan associations and savings banks are believed to be under the management of federal banking regulators. There has been no transfer of common stock ownership and no dividends were paid with respect to NMAC common stock in 1999 or 2000.
Item 6. Selected Financial Data
	The following data are for the years ended December 31, 2000, 1999, 1998, 1997, and 1996.

Year Ended December 31,





2000
1999
1998
1997
1996
Statement of
Operations Data





Revenues
$840,242
$1,107,885
$1,411,916
$1,742,471
$2,164,745
Net Income
(Loss)
(26,605)
(1,502)
3,641
6,473
(3,210)
Earnings (Loss)
Per Share
(11.11)
(0.63)
1.52
2.70
(1.34)
Balance Sheet





Total Assets
$7,111,657
$9,236,904
$12,057,732
$14,998,274
$18,617,696
Receivables
Pursuant to
Funding
Agreements
6,477,570
8,484,012
11,104,810
13,894,203
17,328,606
Bonds Payable*
6,477,570
8,484,012
11,104,810
13,894,203
17,328,606
Does not include Series B and Series D Bonds which are REMIC Series of NMAC's Bonds. As of December 31, 1999, the outstanding Series D aggregated $13,133,280. Series B was retired during 1996. See part II, Item 7, of this Report on Form 10-K.





Item 7. Management's Discussion and Analysis of Financial Condition and
Results of Operation
	NMAC was organized to facilitate the financing of long-term mortgage loans through issuance of its collateralized mortgage collateralized obligations.
Such financing is facilitated by NMAC entering into funding agreements secured by Mortgage Collateral with participating borrowers and/or by NMAC acquiring Mortgage Collateral and pledging the mortgage collateralized funding agreements, directly owned Mortgage Collateral and/or a combination thereof to secure its Bonds. NMAC does not have, and is not expected to have, any significant assets other than assets pledged to secure a specific series of its Bonds. Furthermore, to the extent NMAC sells the "residual interest" in a REMIC Series of its Bonds, NMAC will have sold, and will have no further interest in, the economic benefit of the difference between the payments received on the collateral (i.e., trust estate) for such REMIC Series of its
 Bonds,
including reinvestment earnings thereon, and the debt service on such REMIC Series of its Bonds.
	Revenues for 2000, 1999, 1998, 1997, and 1996 consist primarily of (i) interest on loans receivable under funding agreements between NMAC and participating borrowers for the registrant's Series 1985-A Bonds, and Series C Bonds, and (ii) administrative fees paid to NMAC with respect to its outstanding
Series 1985-A, B, C, and D Bonds. The Series B Bonds and the Series C Bonds were retired in 1996 and 1995, respectively. Future revenues are expected to be provided from interest payments on funding agreements for the Series 1985-A Bonds, and from administrative fees relating to REMIC Series of NMAC's
Bonds (Series D). NMSC did not realize any revenue in 2000 from dealing in securities.
	Costs and expenses incurred by NMAC during each period result primarily from interest payable on its Bonds, expenses with respect to developing financing programs, and expenses incurred in connection with administering outstanding Series of its Bonds. Such costs and expenses incurred in any period, including those for any future period, depend primarily upon the amount of NMAC's Bonds issued and outstanding during any such period and the interest rate payable on such Bonds. NMAC receives, from the participating borrowers in its Series 1985-A Bonds and the residual interest holders with respect to its Series D Bonds, administration payments and fees which have been equal to, less than or in excess of the costs incurred by NMAC in administering such outstanding series of Bonds. Such fees and payments received by NMAC are expected to continue to adequately provide for the costs incurred by NMAC in administering such Bonds on a current basis, thereby not impacting upon NMAC's need for liquidity in the short or long term. NMSC's amortization expense of approximately $11,000 in 2000 represents the majority of its expenses.
	With respect to NMAC's Series B and Series D Bonds, NMAC caused an election to be made under the Code to have the trust estate for such Bonds taxed as a REMIC, in which the Series B Bonds and Series D Bonds, as the case may be, are (or were in the case of the Series B Bonds) "regular interests", as defined in the Code. Other than its ongoing fees for administration of the Series
D Bond REMICs, NMAC has no future economic benefit in the segregated asset pools comprising the Series D REMICs. The "residual interest" in each of these series was sold by NMAC for cash. Accordingly, neither the collateral for these REMIC Series nor the related Bonds are recorded as assets or liabilities, respectively, of NMAC. The interest income on the collateral for, and the related interest expense on, the Series D Bonds will be recorded only within the related
REMIC and will have no impact on NMAC's financial statements. As previously noted, the Series B Bonds were retired in 1996.
	Interest on NMAC's outstanding Series 1985-A and Series C Bonds was the major source of cost and expenses for the years ending December 31, 2000, 1999, 1998, and 1997. The Series C Bonds were retired in 1995. Cash flow from payments of the loans receivable securing the Series 1985-A Bonds is anticipated to continue to provide cash sufficient to make all required payments
on the Series 1985-A Bonds. Similarly, cash flow from the Mortgage Collateral for NMAC's Series D Bonds is anticipated to continue to provide cash sufficient to make required payments thereon. Consequently, NMAC anticipates that it will have no additional cash requirements with respect to any of its outstanding
Bonds. Future net income of NMAC is expected to vary in direct relation to the issuance of one or more series of its Bonds in a given year.

	With respect to future series of NMAC's Bonds secured by funding agreements, the participating borrowers will be obligated to pay costs of issuance with respect to the related series of Bonds and to pay ongoing Bond administration expenses with respect to the related series of NMAC's Bonds, including ongoing fees to NMAC for services rendered by NMAC in connection with the related series of Bonds. With respect to future REMIC Series of Bonds issued by NMAC, purchasers of the "residual interest" in each such REMIC
Series will be obligated to pay administration expenses rendered under the related residual interest agreements. The purchase price of such residual interests is expected to be sufficient to pay costs of issuance of such REMIC Series with respect to outstanding and future series of NMAC's Bonds not paid from Bond proceeds. NMAC believes that payments on the collateral securing each series of its Bonds, whether now outstanding or to be issued in the future, will be sufficient to meet all required payments of principal and interest on each such series of Bonds. Furthermore, fees paid to NMAC by participating borrowers and by purchasers of the "residual interest" in a REMIC Series of NMAC's Bonds, together with NMAC's interest in any Mortgage Collateral owned by it and pledged to secure a series of Bonds are expected to be sufficient to provide for all ongoing costs and expenses. NMAC therefore anticipates that it will have no additional cash or liquidity requirements with respect to its obligations under any outstanding series of its Bonds in either the short or long
term. NMAC also anticipates that the debt service requirements for any additional series of its Bonds will be satisfied by the collateral securing such series of Bonds.
	To provide for administration and other management support, NMAC has entered into agreements with S&S and others. Payments under these agreements are not expected to exceed the amounts received by NMAC as ongoing fees paid to it by participating borrowers under their funding agreements and/or purchasers of the residual interest in any REMIC Series of NMAC's Bonds.
	NMAC has established a Series 1985-A Working Capital Reserve, which reserve is funded by Series 1985-A participating borrowers from amounts otherwise distributable to them under the terms of their funding agreements. The
Series 1985-A Working Capital Reserve is available solely to pay any fees, charges, taxes, assessments, impositions or other expenses of NMAC, other than Bond administration expenses of NMAC, in connection with the Series 1985-A Bonds or related funding agreements. NMAC is empowered, in its sole discretion, to expend amounts on behalf of, and release amounts to, the Series 1985-A participating borrowers from this working capital reserve. The Series 1985-A Working Capital Reserve is not available to pay expenses of NMAC or claims other than with respect to the Series 1985-A Bonds, is not pledged to secure the Series 1985-A Bonds and will not be pledged to secure any other series of NMAC's Bonds. NMAC does not anticipate establishing working capital reserves with respect to future series of its Bonds. The remaining amounts in the working capital reserve were paid to its respective
Series 1985-A
participating borrowers during 1999.
	On November 12, 1996 S&S purchased from the Federal Deposit
Insurance Corporation ("FDIC") the stock of three of the affiliates who participated in the Series 1985-A Bonds. The affiliates were Atlantic Financing Corporation, Security Federal Financing Corporation and Mountain Financial Corporation. Effective June 30, 1998, Atlantic Financing and Security Federal were merged into Mountain Financial Corporation. In addition, the parent company of S&S, BB&T Corporation, purchased Life Savings Bank on March
1, 1998, which owned a fourth affiliate of NMAC named Life Capital
Corporation. Life Capital was purchased by S&S and subsequently merged into Mountain Financial Corporation effective September 30, 1998.
	As of December 31, 2000, NMAC's consolidated assets were
$7,111,657, including $131,608 in unrestricted cash and marketable securities. This balance, plus interest earnings from the investment thereof, is available to pay NMAC's annual operating expenses, and, if and to the extent necessary, amounts in connection with the outstanding Bonds of NMAC.



	Market Risk Disclosure
	Interest rate fluctuations tend to have the greatest effect on the prepayment of loans receivable from affiliates (Series 1985-A Bonds). As interest rates decline there is more likelihood of prepayment of these loan agreements with affiliates due to increased principal payments on the mortgage-backed securities collateralizing the funding agreements. When interest rates increase there is less likelihood of prepayments of the underlying collateral. Due to the maturity of the mortgages and history of prepayments since 1985, interest
rate fluctuations should have a less than significant impact on NMAC's ability to
fund the outstanding Bonds Payable.
	Principal value of the collateral plus cash and investments in the various debt service funds for the Series 1985-A aggregate approximately $7,592,056 and $9,310,253 compared the bonds payable of $ 6,477,570 and $8,484,012 for 2000 and 1999, respectively.
Item 8. Financial Statements and Supplementary Data
	The response to this item is submitted in Appendix A.
Item 9. 	Changes in and Disagreements with Accountants on Accounting
and Financial Disclosure
	None.



PART III

Item 10. Directors and Executive Officers of the Registrant
	The persons set forth below are the directors and executive officers of NMAC as of December 31, 2000:
		Current
	Name	Age		Title

John Thomas West, IV	54	President, Chairman of the Board and
Director
Steven C. Delaney	46	Director
Merlin T. Grim		45	Director
John B. Jung		42 	Vice President and Director
William E. Hardy		43	Vice President and Director
Jon W. Markiewicz	40	Vice President
Randall B. Saufley	39	Secretary and Treasurer

	John Thomas West, IV, 54, Executive Vice President, Head of Fixed-Income BB&T Capital Markets Division of S&S.
	Steven C. DeLaney, 46, Executive Vice President and President of BB&T Capital Markets Division of S&S.
	Merlin T. Grim, 45, Senior Vice President, Treasurer and Risk Management Officer of S&S and Chief Financial Officer of BB&T Capital Markets Division of S&S.
	John B. Jung, 42, Senior Vice President and Head of Options Strategy for BB&T Capital Markets Division of S&S.
	William E. Hardy, 43, Senior Vice President and managing Director in the Structured Finance Group of S&S.
	Jon W. Markiewicz, 40, Vice President in the Structured Finance
Group of S&S.
	Randall B. Saufley, 39, Senior Vice President & Controller of S&S.

	All of the foregoing directors, except for John Thomas West, IV, of NMAC, were reelected at the annual meeting of the shareholders and officers at the Board of Directors meeting, held as of March 28, 2001 to serve until their successors are elected and shall qualify. Steven C. DeLaney was elected as Chairman of the Board and John B. Jung as President for 2001.


Item 11. Executive Compensation
	NMAC has no salaried employees and does not compensate its
directors.
 Item 12. Security Ownership of Certain Beneficial Owners and
Management
	NMAC has two Classes of its Common Stock. NMAC's Class A and
Class B Common Stock are identical except that Class A Common Stock is voting but not entitled to dividends and Class B Common Stock is non-voting but has the right to receive dividends.
	The following table sets forth certain information regarding the beneficial ownership of each class of NMAC's Common Stock by each entity that owns 5% or more of such Common Stock:
		Class of Stock,
		Amount of	Name and Address
	Name and Address	Beneficial Ownership	of Affiliated
	of Beneficial Owner	and Percent of Class(1) 	Financial
Institution(1)
	Class A	%	Class B	%
Craigie IncorporatedScott & Stringfellow, Inc.	370	50.5	333
	20.0	--
Richmond, Virginia
Colonial Service Corp.	40	5.5	148	8.9	Atlantic
Permanent
Norfolk, Virginia					Federal Savings Bank,
					F.S.B.
					Norfolk, Virginia
					(See Note (2))
Jefferson Funding	40	5.5	148	8.9	Jefferson Savings
and
Corporation					Loan Association
Warrenton, Virginia					Warrenton,
Virginia
					(See Note (4))
Investors Service Corporation	40	5.5	148	8.9
	Investors Savings Bank
Richmond, Virginia					Richmond,
Virginia
					(See Note (2))
Pioneer Financial Services, Inc.	40	5.5	148	8.9	Pioneer
Federal
Richmond, Virginia					Savings and Loan
					Association
					Hopewell, Virginia
Roanoke Valley Service	40	5.5	148	8.9	CorEast Federal
Corporation					Savings Bank, F.S.B.
Roanoke, Virginia					Roanoke,
Virginia
					(See Note (2))
Security Financial Service	40	5.5	148	8.9	Security Federal
Corporation					Savings and Loan
Richmond, Virginia					Association
					Richmond,Virginia
					(See Note (2))
Southern Service Corporation	40	5.5	148	8.9	Virginia
Federal
Richmond, Virginia					Savings and Loan
					Association
					Richmond, Virginia
					(See Note (3))
		Class of Stock,
		Amount of	Name and Address
	Name and Address	Beneficial Ownership	of Affiliated
	of Beneficial Owner	and Percent of Class(1) 	Financial
Institution(1)
	Class A	%	Class B	%
Southside Service Corporation	40	5.5	148	8.9	Virginia
First
Petersburg, Virginia					Savings Bank,
F.S.B.
					Petersburg, Virginia
Branch Bank & Trust	40	5.5	148	8.9	Branch Bank &
Trust
Company of Virginia					Company of
Virginia
Norfolk, Virginia					Norfolk, Virginia
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



Item 13. Certain Relationships and Related Transactions
	During the year ended December 31, 2000, NMAC incurred general and administrative expenses in connection with the management agreements described in Item 1 with Scott & Stringfellow, Inc. amounting to approximately $13,262. Directors Steven C. DeLaney, William E. Hardy, John B. Jung, Jr. and Merlin T. Grim of NMAC are officers of S&S.
PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
	(a)	(1)(2)	The response to this
portion of Item 14 is submitted in Appendix A.
	 	(3)	See Exhibit Index immediately preceding Exhibits.
	(b)	No reports on Form 8-K were filed during
the last quarter of the fiscal year ended December 31, 2000.
	(c) 	See Exhibits and Exhibit Index.

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

	CORPORATION

							By:
_____________________________
					Steven C. DeLaney, Chairman of
the
					 Board of Directors
	Pursuant to the requirements of the Securities and Exchange Act of 1934, this report is cosigned below by the following persons on behalf of NMAC and in the capacities and on the dates indicated.
Date:
March 28, 2001						By:
_____________________________
						John B. Jung, Jr.
						 President and Director

March 28, 2001						By:
_____________________________
						William E. Hardy
						 Vice President and
Director

March 28, 2001						By:
_____________________________
						Merlin T. Grim, Director


March 28, 2001						By:
_____________________________
						Randall B. Saufley
					 Secretary and Treasurer














APPENDIX A

Item 15(a) (1) and (2)
(a)	The following documents are filed as part of this report:
	(1)	Financial Statements:
		Report of Arthur Andersen LLP, Independent Public
Accountant
		Balance Sheets at December 31, 2000 and 1999
		Statements of Operations and Retained
Earnings for the years ended December 31, 2000, 1999 and
1998
		Statements of Cash Flows for the years
ended December 31, 2000, 1999 and 1998.
		Notes to Financial Statements
All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.








National Mortgage Acceptance Corporation and Subsidiary
Consolidated Financial Statements
As of December 31, 2000 and 1999
Together with Report of Independent Public Accountants
Report of Independent Public Accountants
To National Mortgage Acceptance Corporation:
We have audited the accompanying consolidated balance sheets of National Mortgage Acceptance Corporation and Subsidiary (the
Company) as of December 31, 2000 and 1999, and the related consolidated statements of operations and retained earnings and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Mortgage Acceptance Corporation and Subsidiary as of December 31,
2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.
Charlotte, North Carolina,
March 12, 2001.














National Mortgage Acceptance Corporation and Subsidiary
Consolidated Balance Sheets as of December 31, 2000 and 1999

Assets:
2000
1999
Cash
$ 49,388
$ 19,308
Trading securities, at fair value
82,220
151,645



Loans receivable from affiliates, estimated fair value of $6,572,834 in 2000 and $8,840,659 in
1999 (Note 3)

6,477,570

8,484,012
Accrued interest receivable from affiliates
364,363
477,226
Other assets
138,116
104,713

$7,111,657
$9,236,904
Liabilities and Shareholders' Equity:


Liabilities:


Bonds payable, estimated fair value of
$6,572,834 in 2000 and $8,840,659 in 1999
(Note 4)

$6,477,570

$8,484,012
Accrued interest payable
364,363
477,226
Other liabilities, principally to affiliates
59,377
38,714
Total liabilities
6,901,310
8,999,952
Shareholders' equity:


Common stock; $1 par value-


Class A (without right to dividend) Authorized
7,500 shares, issued and outstanding 730 shares

730

730
Class B (nonvoting) Authorized 7,500 shares, issued and outstanding 1,665 shares

1,665

1,665
Paid-in capital
182,565
182,565
Retained earnings
25,387
51,992
Total shareholders' equity
210,347
236,952

$7,111,657
$9,236,904
National Mortgage Acceptance Corporation and Subsidiary
Consolidated Statements Of Operations And Retained Earnings
For The Years Ended December 31, 2000, 1999 And 1998


2000

1999



1998



Revenues:










Interest income on loans to affiliates

$781,178



$1,032,062



$1,328,456
Other interest income

2,072



11,472



17,987
Management fees from affiliates

60,300



60,913



62,840
Net trading securities gains/(losses)

(3,308)



3,438



2,633
Total revenues

840,242



1,107,885



1,411,916
Expenses:










Interest on bonds

781,178



1,032,062



1,328,456
Management fees

60,300



60,913



62,840
Other

32,059



16,782



16,069
Total expenses

873,537



1,109,757



1,407,365
(Loss) income before income taxes

(33,295)



(1,872)



4,551
Income tax expense (benefit)

(6,690)



(370)



910
Net (loss) income

(26,605)



(1,502)



3,641
Retained earnings, beginning of year

51,992



53,494



49,853
Retained earnings, end of year

$ 25,387



$ 51,992



$ 53,494
(Loss) income per share Basic and diluted

$ (11.11)



$ (0.63)



$ 1.52









National Mortgage Acceptance Corporation and Subsidiary
Consolidated Statements Of Cash Flows
For The Years Ended December 31, 2000, 1999 And 1998



2000
1999
1998
Cash flows for operating activities:



Net (loss) income
$ (26,605)
$ (1,502)
$ 3,641
Adjustments to reconcile net (loss) income to net cash provided by operating activities-



Decrease in trading securities
69,425
89,240
4,679
Decrease (increase) in restricted cash and investments Working capital reserve

0

59,046

(2,589)
Decrease in accrued interest receivable
from affiliates
112,863
147,420
156,903
(Increase) decrease in other assets
(33,403)
(87,657)
2,190
Decrease in accrued interest payable
(112,863)
(147,420)
(156,903)
Increase (decrease) in other liabilities, principally to affiliates

20,663

(51,108)

2,113
Net cash provided by operating
activities
30,080
8,019
10,034
Cash flows provided by investing activities
Payments received on loans to affiliates

2,006,442

2,620,798

2,789,393
Cash flows used in financing activities.
Payments on bonds payable

(2,006,442)

(2,620,798)

(2,789,393)
Net increase (decrease) in cash
30,080
8,019
10,034
Cash, beginning of year
19,308
11,289
1,255
Cash, end of year
$ 49,388
$ 19,308
$ 11,289
Supplemental disclosures of cash flow
information:



Cash paid during the year for interest
$ 894,041
$1,179,482
$1,485,359
Cash paid for income taxes
243
0
1,096


National Mortgage Acceptance Corporation
Notes to Consolidated Financial Statements
December 31, 2000 And 1999
1.	Organization:
National Mortgage Acceptance Corporation (NMAC or the Company), formerly
Thrift Financing Corporation, is a limited purpose finance subsidiary of Scott &
Stringfellow, Inc. (Scott & Stringfellow) which owns 51% of the Class A common stock and 20% of the Class B common stock. The remaining Class A and Class B common stock is owned primarily by subsidiaries of institutions involved in the financial services industry. NMAC was organized on
October 19, 1984, for the purpose of providing access to certain capital markets
for qualified financial institutions and their affiliates. NMAC acts as a conduit
for such institutions by the issuance of its bonds (Bonds). The issues are structured so that collection of principal and interest from loans receivable from
affiliates, including the effects of prepayments thereon, equal the amount of principal and interest due on the related bonds. NMAC generally obtains bond offering fees at the bond issuance date and administrative fees, as defined, for
each offering over the period the Bonds remain outstanding. In 1999, National Mortgage Securities Corporation (NMSC), a wholly owned subsidiary of
NMAC, was formed by NMAC for the purpose of dealing with mortgage assets (including but not limited to mortgage loans), mortgage backed securities, asset-
backed securities, mortgage collateralized obligations and other interests in real
estate. There has been no activity during 1999 and 2000.
Collateralized Mortgage Obligation (CMO) Issuances
When issued as a CMO, each series of Bonds is secured by the mortgage collateral and related funding agreements or promissory notes entered into by the participating thrift institutions or their finance subsidiaries. Each series of
Bonds is specifically collateralized by mortgage-backed securities. Such collateral was initially pledged to NMAC, which in turn pledged the collateral to
an independent trustee. As principal and interest are received by the trustee, the
bonds payable and the funding agreements/notes receivable are concurrently reduced, as defined, within each individual series supplement to the bond indenture and funding agreement, respectively. Principal and interest are payable semiannually or quarterly.
NMAC issued collateralized mortgage obligations, lending the proceeds therefrom to finance subsidiaries of entities that are affiliated with certain shareholders of NMAC and Scott & Stringfellow. Only Series 1985-A was outstanding at December 31, 2000 and 1999.
Real Estate Mortgage Investment Conduit (REMIC) Issuance
For Bonds issued after January 1, 1987, and for which an election was made for "real estate mortgage investment conduit" status under the Internal Revenue Code of 1986, as amended, NMAC simultaneously issued a series of its Bonds and purchased mortgage collateral. The Collateral is segregated into an asset pool comprising the trust estate for that series of Bonds. The Bonds of such series are considered "regular interests" in such a REMIC. The trust assets serve as the sole collateral for the repayment of such series of Bonds. The REMIC also issues residual interest certificates, whereby the holder's cash nvestment entitles it to receive excess cash flow from the trust estate for such series of
Bonds, defined as the excess of the payments of principal and interest on the collateral for that series of Bonds, and reinvestment earnings thereon, over bond
principal and interest costs and related expenses.
As of December 31, 2000 and 1999, NMAC had issued one series of Bonds
(Series D) under the REMIC structure.
2.	Summary of Significant Accounting Policies:
New Accounting Pronouncements
In June 1998 the Financial Accounting Standards Board (FASB) issued
Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement replaces existing pronouncements and practices with a single, integrated accounting framework for derivatives and hedging activities requiring companies to formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. During 1999, the FASB issued SFAS No. 137, which deferred the effective date of SFAS No. 133 to fiscal years beginning after June
15, 2000. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedge Activities, which amends SFAS
No. 133. SFAS No. 138 addresses a limited number of issues related to the implementation of SFAS No. 133. On January 1, 2001, the Company adopted
SFAS No. 133, as amended. The adoption had no material effect on the Company's financial position or results of operations.
In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This statement revises criteria for accounting for securitizations, other financial-asset transfers and collateral. The statement is effective for reporting periods beginning after March 31, 2001. However, certain disclosure provisions are effective for fiscal years ending after December 15, 2000. For related disclosures, refer to Notes 4 and 5. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.
Investment Securities
The Company classifies all of its investment securities as trading securities. Trading securities are bought and held principally for the purpose of selling them in the near term.
Trading securities are recorded at fair value based on quoted market prices. Gains and losses on trading securities are included in earnings. Realized gains and losses are determined using the specific-identification method.
Loans Receivable and Bonds Payable
The issuance of Bonds is treated as a financing unless the transaction qualifies as a sale of assets under generally accepted accounting principles.
To date, the
Bonds issued under the CMO structure have been accounted for as financings, while the Bonds issued as a REMIC structure have qualified for sale treatment. No gain or loss, exclusive of bond offering fees in excess of related expenses, resulted from the sales. Due to the reduction of the loans receivable and bonds payable as a function of payments of the underlying collateral, the ultimate timing of the maturities of the respective loans and Bonds is not readily determinable. The estimated fair value of loans receivable is determined based on quoted market prices for the underlying collateral. The estimated fair value of
bonds payable is determined based on quoted market prices for the Bonds. Interest Income and Expense
Interest income, net of rebates (see Note 3) and interest expense are recorded as accrued.
Bond Issuance Costs
Costs related to the issuance of specific series of Bonds are charged to the entities participating in the offering. Ongoing costs related to registration statements and related prospectus material, prepared in anticipation of future offerings, are expensed as incurred. No such costs were incurred from 1998 through 2000.

Earnings Per Share
Basic and diluted earnings per share are computed by dividing net income or loss by the weighted average number of shares of Class A and Class B common stock (2,395 for 2000, 1999 and 1998) outstanding during the period. There were no common stock equivalents for any of the periods presented.
Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences
attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss
and tax credit carryforwards. As of December 31, 2000 and 1999, there were $6,690 and $0 of deferred tax assets, respectively.
3.	Loans Receivable:
Loans receivable on the Series 1985-A Bonds are expected to mature in varying amounts prior to the year 2016. The loan agreements, as amended, generally provide for interest to be paid at a rate equal to the lesser of the highest bond interest rate or the weighted bond interest rate plus 20 basis points per annum.
The resulting effective rates of interest on the loans (equal to the lesser of 11.25% or the weighted average rate on the debt plus 20 basis points) were 11.25% in 2000, 1999 and 1998.
The funding agreements for Series 1985-A Bonds are collateralized by mortgage-backed securities and by certain debt service funds owned by the participating financial institution subsidiaries. Those funds and the collections on the mortgage-backed securities are held by the bond trustee until the respective semiannual payment dates, at which time they are distributed as payments on the Bonds. Excess funds (rebates) on the Series 1985-A Bonds, if any, are available for return to the participating thrift institution subsidiaries.
Loans receivable of $5,663,145 at December 31, 2000, are from Mountain Financial Corporation, a wholly owned, limited-purpose finance subsidiary of Scott & Stringfellow (the Finance Subsidiary). The Finance Subsidiary was formed to facilitate the issuance of the Series 1985-A Bond through the Company.


4.	Bonds Payable:
Series 1985-A Bonds payable had aggregate effective rates of interest of approximately 11.25% during 2000, 1999 and 1998. The Series 1985-A Bonds are collateralized by the respective loans receivable (together with collateral thereon) and consist of the following as of December 31, 2000 and 1999:


Interest

Stated
Principal Balance,
December 31

Class
Rate
Maturity Date
2000
1999
Series 1985-A - A-4
11.25%
January 1, 2016
$6,477,570
$8,484,012
The Series 1985-A Bonds require the payment of interest semiannually.
The stated principal value of the collateral (Federal Home Loan Mortgage Corporation participation certificates) plus the cash and investments in the various debt service funds for the Series 1985-A aggregate $7,592,055 and $9,310,253 as of December 31, 2000 and 1999, respectively. These assets are held by the trustee and, although not assets of NMAC, are pledged, together with interest income thereon, as collateral for the Bonds. The Bonds are callable
on or after the July 1, 2001 payment date if the principal amount outstanding is
less than $14,150,000. Also, the issue is callable on any payment date on or after
July 1, 2004, regardless of the balance.
5.	Remic Issuances:
NMAC issued REMIC Series D Bonds, aggregating $300,500,000 at issuance. Concurrent with the issuance of these bonds, NMAC sold the entire residual interest in the respective segregated asset pool comprising the trust estate. As of December 31, 2000 and 1999, the following REMIC Series Bonds, which are not recorded as liabilities of NMAC, were outstanding:


Interest

Stated
Principal Balance,
December 31

Class
Rate
Maturity Date
2000
1999
Series D, D-6
9.75%
November 1, 2017
$13,133,280
$16,382,737
The stated principal value of the collateral for Series D (Government National Mortgage Association certificates) aggregates approximately $13,359,835 and $17,363,487 as of December 31, 2000 and 1999, respectively. Such collateral, together with interest income thereon, is only available to repay the specific bond series.


6.	Income Taxes:
The components of income tax expense (benefit) for 2000, 1999 and 1998, were as follows:

December 31





2000
1999
1998
Current-




Federal

$(4,690)
$(260)
$640
State

(2,000)
(110)
270
Income tax expense (benefit)

$(6,690)
$(370)
$910
The actual income tax expense for 2000, 1999 and 1998 differs from the "expected" income tax expense (benefit) (computed by applying the statutory U.S. federal corporate income tax rate of 35% to income (loss) before income taxes) as follows:

Years Ended December 31



2000
1999
1998
Income tax expense (benefit) at statutory rate
$(11,653)
$(655)
$1,593
Effect of graduated income tax rates
6,659
374
(910)
State tax expense (benefit), net of federal
expense (benefit)
(1,696)
(89)
227
Actual income tax expense (benefit)
$ (6,690)
$(370)
$ 910
7.	Related-party Transactions:
Under the terms of its management contract, Scott & Stringfellow provides office space and equipment and certain managerial, administrative, financial and
other services to NMAC. Management fees are charged to NMAC and ultimately to the borrowers as an ongoing cost determined at the date of the bond offering. Management fees are computed as a percentage of the outstanding bonds. Management fee expense related to Scott & Stringfellow services were $13,262, $14,592 and $15,840 during 2000, 1999 and 1998, respectively.
Scott & Stringfellow acts as co-managing underwriter for all of the bond offerings and is the counterparty to all securities transactions entered into by the
Company.

EXHIBIT INDEX
3.1	Restated Articles of Incorporation of Thrift Financing
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
NMAC and Texas Commerce Bank National Association as trustee ("Trustee"), previously filed as Exhibit 4.1 to Amendment No. 1 to NMAC's Registration Statement on Form S-11, Registration No. 2-
97573 and incorporated by reference.
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
1. Statement re computation of ratios.




















NATIONAL MORTGAGE ACCEPTANCE CORPORATION

























































































RATIO OF EARNINGS TO FIXED CHARGES





























































Year Ended December 31,




































2000







1999







1998







1997







1996



Earnings:













































Income (Loss) before












































Income
taxes


$




(33,295)







(1,872)



$



4,551



$



6,878



$



(3,210)




Fixed
charges







781,178







1,032,062







1,328,456







1,656,833







2,071,214




















































$




747,883







1,030,190



$



1,333,007



$



1,663,711



$



2,068,004



Fixed charges:













































Interest
expense


$




781,178







1,032,062



$



1,328,456



$



1,656,833



$



2,071,214
















































Ratio of earnings to fixed













































charges







0.957







0.998







1.003







1.004







0.998