Form 10-Q
period 2001-03-31
NATIONAL MORTGAGE ACCEPTANCE CORP
filed 2001-05-15
CIK 768600

FORM 10-Q

Securities and Exchange Commission

Washington, D. C. 20549

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarter Ended: March 31, 2001

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

March 31, 2001

Item 1. Financial Statements

Attached as Appendix A.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations

Attached as Appendix B.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings - None

Item 2. Changes in Securities - None

Item 3. Defaults on Senior Securities - None

Item 4. Submission of Matters to Vote of Security Holders - Information regarding election of directors by the registrant's voting shareholders previously reported in registrant's report on Form 10-K for its year ending December 31, 2000, as filed April 5, 2001. There were no other matters submitted to a vote of security holders during the quarter.

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-KThere were no reports on Form 8-K filed during the quarter. Exhibits - See index to exhibits.

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

Date: May 10, 2001

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

11. Not applicable. Information in Appendix A.

15. Not applicable.

18. Not applicable.

19. Not applicable.

20. Not applicable.

23. Not applicable.

24. Not applicable.

  Not applicable.

  Not applicable.

APPENDIX A (1/4)

Consolidated Statements of Financial Condition

NATIONAL MORTGAGE ACCEPTANCE CORPORATION

March 31, 2001	December 31, 2000

(unaudited)
ASSETS
Cash	$25,756	$49,388
Trading securities, at fair value	82,910	82,220
Loans receivable from affiliates	5,726,990	6,477,570
Accrued interest receivable
from affiliates	161,072	364,363
Other assets	131,545	138,116

TOTAL ASSETS	$6,128,273	$7,111,657

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Bonds payable	$5,726,990	$6,477,570
Accrued interest payable	161,072	364,363
Other liabilities, principally to affiliates	34,081	59,377

TOTAL LIABILITIES	5,922,143	6,901,310

SHAREHOLDERS' EQUITY
Common stock; $1 par value:
Class A (without right to dividend)--
authorized 7,500 shares, issued and
outstanding 730 shares	730	730
Class B (non-voting)-- authorized
7,500 shares, issued and outstanding
1,665 shares	1,665	1,665
Paid-in capital	182,565	182,565
Retained earnings	21,170	25,387

SHAREHOLDERS' EQUITY	206,130	210,347

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$6,128,273	$7,111,657

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Operations and Retained Earnings

NATIONAL MORTGAGE ACCEPTANCE CORPORATION

Three Months Ended
March 31,
2001	2000

(unaudited)
REVENUES
Interest on loans	$161,072	$208,407
Other interest	1,606	2,022
Management fees	14,244	14,788
Net unrealized securities trading losses	-858	-11,949

176,064	213,268

COSTS AND EXPENSES
Interest on bonds	161,072	208,407
Management fees	14,244	14,788
Other	6,027	13,195

181,343	236,390

NET LOSS
BEFORE INCOME TAXES	-5,279	-23,122

INCOME TAX BENEFIT	-1,062	-4,648

NET LOSS	-4,217	-18,474

RETAINED EARNINGS AT
BEGINNING OF PERIOD	25,387	51,992

RETAINED EARNINGS AT
END OF PERIOD	$21,170	$33,518

LOSS PER SHARE	$-1.76	$-7.71

The accompanying notes are an integral part of these financial statements.
APPENDIX A (3/4)

Consolidated Statements of Cash Flows

NATIONAL MORTGAGE ACCEPTANCE CORPORATION

Three Months Ended	Three Months Ended
March 31, 2001	March 31, 2000

(unaudited)
Cash flows from operating activities:
Net loss	$-4,217	$-18,474
Adjustments to reconcile net
income to net cash provided by (used for)
operating activities:
Trading securities	-690	64,885
Cash and related investments
restricted - Series 1985-A
Working capital reserve	0	0
Decrease in accrued interest receivable
from affiliates	203,291	268,819
Decrease in accrued interest payable	-203,291	-268,819
Other assets	6,571	-57,361
Other liabilities, principally
to affiliates	-25,296	10,164

Total adjustments	-19,415	17,688

Net cash used for
operating activities	-23,632	-786

Cash flows from investing activities:
Payments received on loans to
affiliates	750,580	1,073,968

Cash flows from financing activities:
Payments on bonds payable	-750,580	-1,073,968

Net decrease in cash	-23,632	-786

Cash at beginning of period	49,388	19,308

Cash at end of period	$25,756	$18,522

The accompanying notes are an integral part of these financial statements.

APPENDIX A (4/4)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NATIONAL MORTGAGE ACCEPTANCE CORPORATION

March 31, 2001

NOTE A (Unaudited)

These financial statements should be read in conjunction with the financial statements and notes thereto in National Mortgage Acceptance Corporation's ("NMAC") Annual Report for the year ended December 31, 2000. The financial statements for the three months ended March 31, 2001, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations, financial position, and cash flows for the interim periods. These amounts are not necessarily indicative of results for a full year.

NOTE B (New Accounting Pronouncements)

In June 1998 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement replaces existing pronouncements and practices with a single, integrated accounting framework for derivatives and hedging activities requiring companies to formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. During 1999, the FASB issued SFAS No. 137, which deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedge Activities, which amends SFAS No. 133. SFAS No. 138 addresses a limited number of issues related to the implementation of SFAS No. 133. On January 1, 2001, the Company adopted SFAS No. 133, as amended. The adoption had no effect on the Company's financial position or results of operations.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This statement revises criteria for accounting for securitizations, other financial-asset transfers and collateral. The statement is effective for reporting periods beginning after March 31, 2001. However, certain disclosure provisions are effective for fiscal years ending after December 15, 2000. On April 1, 2001, the company adopted SFAS No. 140. The adoption of this statement did not have a material effect on the Company's consolidated financial statements

APPENDIX B

TO FORM 10-Q

Management's Discussion and Analysis of Financial Condition and Results of Operations

NATIONAL MORTGAGE ACCEPTANCE CORPORATION

March 31, 2001

During the quarter ended March 31, 2001, National Mortgage Acceptance Corporation ("NMAC") did not issue any new series of its TIMCO (Thrift Industry Mortgage Collateralized Obligation) or Mortgage Collateralized Obligation Bonds.

During the three (3) month period ending, March 31, 2001, NMAC revenues were $176,064 which consisted primarily of i) interest on loans receivable under funding agreements between NMAC and the participating borrowers for NMAC's TIMCO Bonds, Series 1985-A (FHLMC Certificates) (the "Series 1985-A Bonds") and ii) Management Fees received for the on-going administration of two outstanding Bond Series: Series 1985-A Bonds, (FHLMC Certificates), and Series D Bonds (GNMA Certificates). Future revenues are expected to be provided from interest payments on funding agreements for the Series A Bonds.

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

.

NMSC was formed to purchase or otherwise acquire, own, hold, pledge, finance, transfer, assign and otherwise deal in or with mortgage assets (including mortgage loans), mortgage-backed securities, asset-backed securities, mortgage collateralized obligations, other interests in real estate, and any combination of the foregoing, including, but not limited to, (1) mortgage assets secured by senior or subordinate liens on residential property, (2) participation interests in mortgage assets, (3) pass-through, mortgage-backed certificates as to which Federal National Mortgage Association guarantees the timely payment of interest at the pass-through rate and the timely payment of principal, and other securities as dictated in NMSC's Articles of Incorporation. NMSC has no salaried employees and its officers and directors also hold offices in NMAC. There was no business activity in NMSC during the period.

As of March 31, 2001, NMAC's assets were $6,128,273 including $108,666 in unrestricted cash and trading securities. This cash and security balance, plus interest earnings from the investment thereof, is available to pay NMAC's annual operating expenses, and, if and to the extent necessary, amounts in connection with the outstanding Bonds of NMAC.