Form 10-Q
period 2001-06-30
NATIONAL MORTGAGE ACCEPTANCE CORP
filed 2001-08-13
CIK 768600

FORM 10-Q

Securities and Exchange Commission

Washington, D. C. 20549

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarter Ended: June 30, 2001

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

June 30, 2001

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

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K There were no reports on Form 8-K filed during the quarter. Exhibits See index to exhibits.

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

Date: August 10, 2001

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

11. Not applicable. Information in Appendix A.

15. Not applicable.

18. Not applicable.

19. Not applicable.

20. Not applicable.

23. Not applicable.

24. Not applicable.

  Not applicable.

  Not applicable.

		APPENDIX A (1/4)

Consolidated Statements of Financial Condition

NATIONAL MORTGAGE ACCEPTANCE CORPORATION

	June 30, 2001	December 31, 2000

	(unaudited)
ASSETS
Cash	$15,766	$49,388
Trading securities, at fair value	84,882	82,220
Loans receivable from affiliates	5,726,990	6,477,570
Accrued interest receivable
from affiliates	322,143	364,363
Other assets	137,569	138,116

TOTAL ASSETS	$6,287,350	$7,111,657

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Bonds payable	$5,726,990	$6,477,570
Accrued interest payable	322,143	364,363
Other liabilities, principally to affiliates	35,298	59,377

TOTAL LIABILITIES	6,084,431	6,901,310

SHAREHOLDERS' EQUITY
Common stock; $1 par value:
Class A (without right to dividend)--
Authorized 7,500 shares, issued and
Outstanding 730 shares	730	730
Class B (non-voting)-- authorized
7,500 shares, issued and outstanding
1,665 shares	1,665	1,665
Paid-in capital	182,565	182,565
Retained earnings	17,959	25,387

SHAREHOLDERS' EQUITY	202,919	210,347

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$6,287,350	$7,111,657

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Operations and Retained Earnings

NATIONAL MORTGAGE ACCEPTANCE CORPORATION

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2001	2000	2001	2000

	(unaudited)		(unaudited)
REVENUES
Interest on loans	$161,071	$208,408	$322,143	$416,815
Other interest	918	915	2,524	2,937
Management fees	19,717	15,136	33,961	29,924
Net unrealized securities trading gains	1,105	4,559	247	-7,390

	182,811	229,018	358,875	442,286

COSTS AND EXPENSES
Interest on bonds	161,071	208,408	322,143	416,815
Management fees	19,717	15,136	33,961	29,924
Other	6,042	4,322	12,069	17,517

	186,830	227,866	368,173	464,256

NET LOSS
BEFORE INCOME TAXES	-4,019	1,152	-9,298	-21,970

INCOME TAX BENEFIT	-808	223	-1,870	-4,425

NET LOSS	-3,211	929	-7,428	-17,545

RETAINED EARNINGS AT
BEGINNING OF PERIOD	21,170	33,518	25,387	51,992

RETAINED EARNINGS AT
END OF PERIOD	$17,959	$34,447	17,959	$34,447

LOSS PER SHARE	$-1.34	$0.39	-3.10	$-7.33

The accompanying notes are an integral part of these financial statements.

	APPENDIX A (3/4)

Consolidated Statements of Cash Flows

NATIONAL MORTGAGE ACCEPTANCE CORPORATION

	Six Months Ended	Six Months Ended
	June 30, 2001	June 30, 2000

	(unaudited)

Cash flows from operating activities:
Net loss	$-7,428	$-17,545
Adjustments to reconcile net
income to net cash provided by (used for)
operating activities:
Trading securities	-2,662	72,487
Cash and related investments
restricted - Series 1985-A
Decrease in accrued interest receivable
from affiliates	42,220	60,411
Decrease in accrued interest payable	-42,220	-60,411
Other assets	547	-60,998
Other liabilities, principally
to affiliates	-24,079	7,550

Total adjustments	-26,194	19,039

Net cash used for
operating activities	-33,622	1,494

Cash flows from investing activities:
Payments received on loans to
affiliates	750,580	1,073,968

Cash flows from financing activities:
Payments on bonds payable	-750,580	-1,073,968

Net decrease in cash	-33,622	1,494

Cash at beginning of period	49,388	19,308

Cash at end of period	$15,766	$20,802

The accompanying notes are an integral part of these financial statements.

APPENDIX A (4/4)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NATIONAL MORTGAGE ACCEPTANCE CORPORATION

June 30, 2001

NOTE A (Unaudited)

These financial statements should be read in conjunction with the financial statements and notes thereto in National Mortgage Acceptance Corporation's ("NMAC") Annual Report for the year ended December 31, 2000. The financial statements for the six months ended June 30, 2001, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations, financial position, and cash flows for the interim periods. These amounts are not necessarily indicative of results for a full year.

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

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This statement revises criteria for accounting for securitizations, other financial-asset transfers and collateral. The statement is effective for reporting periods beginning after June 30, 2001. However, certain disclosure provisions are effective for fiscal years ending after December 15, 2000. On April 1, 2001, the company adopted SFAS No. 140. The adoption of this statement did not have a material effect on the Company's consolidated financial statements

APPENDIX B

TO FORM 10-Q

Management's Discussion and Analysis of Financial Condition and Results of Operations

NATIONAL MORTGAGE ACCEPTANCE CORPORATION

June 30, 2001

During the quarter ended June 30, 2001, National Mortgage Acceptance Corporation ("NMAC") did not issue any new series of its TIMCO (Thrift Industry Mortgage Collateralized Obligation) or Mortgage Collateralized Obligation Bonds.

During the six (6) month period ending, June 30, 2001, NMAC revenues were $358,875 which consisted primarily of i) interest on loans receivable under funding agreements between NMAC and the participating borrowers for NMAC's TIMCO Bonds, Series 1985-A (FHLMC Certificates) (the "Series 1985-A Bonds") and ii) Management Fees received for the on-going administration of two outstanding Bond Series: Series 1985-A Bonds, (FHLMC Certificates), and Series D Bonds (GNMA Certificates).

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

The Series 1985-Bonds indenture contains a provision for an early call feature. It provides that the Earliest Bond Redemption Date for the Issuer's TIMCO (Thrift Industry Mortgage Collateralized Obligation) Bonds, Series 1985-A Bonds (FHLMC Certificates) (the "Bonds") is July 1, 2001 and the Bond Redemption Amount is $14,150,000 or less. As of the date of this Issuer Order, the aggregate outstanding principal amount of the Bonds is less than the Bond Redemption Amount. Pursuant to the provisions of Section 10.01(d) of the Indenture, the Bonds are subject to redemption in whole, but not in part, at the option of the Issuer on any Principal Payment Date, commencing with the Principal Payment Date which is the Earliest Bond Redemption Date. These bonds were called on July 1, 2001.

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

As of June 30, 2001, NMAC's assets were $6,287,350 including $100,648 in unrestricted cash and trading securities. This cash and security balance, plus interest earnings from the investment thereof, is available to pay NMAC's annual operating expenses, and, if and to the extent necessary, amounts in connection with the outstanding Bonds of NMAC.