Form 10-Q
period 2001-09-30
NATIONAL MORTGAGE ACCEPTANCE CORP
filed 2001-11-14
CIK 768600

FORM 10-Q

Securities and Exchange Commission

Washington, D. C. 20549

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarter Ended: September 30, 2001

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

September 30, 2001

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

Date: November 14, 2001

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

11. Not applicable. Information in Appendix A.

15. Not applicable.

18. Not applicable.

19. Not applicable.

20. Not applicable.

23. Not applicable.

24. Not applicable.

  Not applicable.

  Not applicable.

APPENDIX A (1/4)

Consolidated Statements of Financial Condition

NATIONAL MORTGAGE ACCEPTANCE CORPORATION

September 30, 2001	December 31, 2000

(unaudited)
ASSETS
Cash	$24,254	$49,388
Trading securities, at fair value	86,817	82,220
Loans receivable from affiliates	0	6,477,570
Accrued interest receivable
from affiliates	0	364,363
Other assets	122,827	138,116

TOTAL ASSETS	$233,898	$7,111,657

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Bonds payable	$0	$6,477,570
Accrued interest payable	0	364,363
Other liabilities, principally to affiliates	32,845	59,377

TOTAL LIABILITIES	32,845	6,901,310

SHAREHOLDERS' EQUITY
Common stock; $1 par value:
Class A (without right to dividend)--
Authorized 7,500 shares, issued and
Outstanding 730 shares	730	730
Class B (non-voting)-- authorized
7,500 shares, issued and outstanding
1,665 shares	1,665	1,665
Paid-in capital	182,565	182,565
Retained earnings	16,093	25,387

SHAREHOLDERS' EQUITY	201,053	210,347

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$233,898	$7,111,657

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Operations and Retained Earnings
NATIONAL MORTGAGE ACCEPTANCE CORPORATION

Three Months Ended	Nine Months Ended
September 30,	September 30,
2001	2000	2001	2000

(unaudited)	(unaudited)
REVENUES
Interest on loans	$0	$182,182	$322,143	$598,997
Other interest	1,672	850	4,196	3,787
Management fees	11,250	14,750	45,211	48,174
Net unrealized securities trading gains	309	-1,449	556	-8,839

13,231	196,333	372,106	642,119

COSTS AND EXPENSES
Interest on bonds	0	182,182	322,143	598,997
Management fees	11,250	14,750	45,211	48,174
Other	4,317	4,033	16,386	21,550

15,567	200,965	383,740	668,721

NET LOSS
BEFORE INCOME TAXES	-2,336	-4,632	-11,634	-26,602

INCOME TAX BENEFIT	-470	-919	-2,340	-5,344

NET LOSS	-1,866	-3,713	-9,294	-21,258

RETAINED EARNINGS AT
BEGINNING OF PERIOD	17,959	34,447	25,387	51,992

RETAINED EARNINGS AT
END OF PERIOD	$16,093	$30,734	16,093	$30,734

LOSS PER SHARE	$-0.78	$-1.55	-3.88	$-8.88

The accompanying notes are an integral part of these financial statements.

APPENDIX A (3/4)

Consolidated Statements of Cash Flows

NATIONAL MORTGAGE ACCEPTANCE CORPORATION

Nine Months Ended	Nine Months Ended
September 30, 2001	September 30, 2000

(unaudited)
Cash flows from operating activities:
Net loss	$-9,294	$-21,258
Adjustments to reconcile net
income to net cash provided by (used for)
operating activities:
Trading securities	-4,597	73,147
Cash and related investments
restricted - Series 1985-A
Decrease in accrued interest receivable
from affiliates	364,363	295,044
Decrease in accrued interest payable	-364,363	-295,044
Other assets	15,289	-58,531
Other liabilities, principally
to affiliates	-26,532	17,551

Total adjustments	-15,840	32,167

Net cash (used for) provided by
operating activities	-25,134	10,909

Cash flows from investing activities:
Payments received on loans to
Affiliates	6,477,570	2,006,442

Cash flows from financing activities:
Payments on bonds payable	-6,477,570	-2,006,442

Net (decrease) increase in cash	-25,134	10,909

Cash at beginning of period	49,388	19,308

Cash at end of period	$24,254	$30,217

The accompanying notes are an integral part of these financial statements.

APPENDIX A (4/4)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NATIONAL MORTGAGE ACCEPTANCE CORPORATION

September 30, 2001

NOTE A (Unaudited)

These financial statements should be read in conjunction with the financial statements and notes thereto in National Mortgage Acceptance Corporation's ("NMAC") Annual Report for the year ended December 31, 2000. The financial statements for the nine months ended September 30, 2001, include all adjustments necessary for a fair presentation of the results of operations, financial position, and cash flows for the interim periods. These amounts are not necessarily indicative of results for a full year. The Board of Directors of NMAC authorized and directed to cause the outstanding Bonds to be redeemed in whole, but not in part, on the July 1, 2001 Bond Payment Date, all as provided and permitted under the Indenture dated as of July 1, 1985 and as amended.

NOTE B (New Accounting Pronouncements)

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement replaces existing pronouncements and practices with a single, integrated accounting framework for derivatives and hedging activities requiring companies to formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. During 1999, the FASB issued SFAS No. 137, which deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which amends SFAS No. 133. SFAS No. 138 addresses a limited number of issues related to the implementation of SFAS No. 133. On January 1, 2001, the Company adopted SFAS No. 133, as amended. The adoption had no effect on the Company's financial position or results of operations.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This statement revises criteria for accounting for securitizations, other financial-asset transfers and collateral. The statement is effective for reporting periods beginning after September 30, 2001. However, certain disclosure provisions are effective for fiscal years ending after December 15, 2000. On April 1, 2001, the company adopted SFAS No. 140. The adoption of this statement did not have a material effect on the Companys consolidated financial statements

In July of 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 establishes accounting and reporting standards for business combinations. This Statement eliminates the use of the pooling-of-interest method of accounting for business combinations, requiring future business combinations to be accounted for using the purchase method of accounting. Additionally, SFAS 141 enhances the disclosures related to business combinations and requires that all intangible assets acquired in a business combination be reported separately from goodwill. These intangible assets must then be assigned to a specifically identified reporting unit and assigned a useful life. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. This Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. It does not appear that the Statement will have a material impact on the Company's financial position or results of operations.

SFAS 142 establishes accounting and reporting standards for goodwill and other intangible assets. With the adoption of this Statement, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a two step fair-value based test. Additionally, SFAS 142 enhances the disclosures related to goodwill and intangible assets. NMAC does not currently have any goodwill therefore this Statement would not have an impact on the Company's financial position or results of operations.

APPENDIX B

TO FORM 10-Q

Management's Discussion and Analysis of Financial Condition and Results of Operations

NATIONAL MORTGAGE ACCEPTANCE CORPORATION

September 30, 2001

During the quarter ended September 30, 2001, National Mortgage Acceptance Corporation ("NMAC") did not issue any new series of its TIMCO (Thrift Industry Mortgage Collateralized Obligation) or Mortgage Collateralized Obligation Bonds.

On July 1, 2001, NMAC caused all of its issued and outstanding Thrift Industry Mortgage Collateralized Obligation (TIMCO) Bonds, Series 1985-A (FHMLC Certificates) (the "1985-A Bonds") to be redeemed. The redemption of the Series 1985-A Bonds was effected through the provisions of the Indenture and the Series Supplement for the 1985-A Bonds, which permitted the 1985-A Bonds to be redeemed, in whole but not in part, on any Series 1985-A Bond Payment Date, commencing with the July 1, 2001 Bond Payment Date for the Series 1985-A Bonds. Moneys to effect the redemption of the Series 1985-A Bonds were obtained by NMAC through its sale of the Funding Agreements pledged to secure the Series 1985-A Bonds to BB&T Capital Markets, a division of Scott Stringfellow, Inc., at a price in excess of the amounts required to effect the redemption of the Series 1985-A Bonds on July 1, 2001. Sale of the Funding Agreements securing the Series 1985-A Bonds in connection with the July 1, 2001 redemption resulted in NMAC not receiving an interest payment on the loans evidenced by the Funding Agreements. Offsetting this reduction in revenues for the period ending September 30, 2001, is an elimination of the costs to NMAC represented by the interest on the Series 1985-A Bonds.

During the nine (9) month period ending, September 30, 2001, NMAC revenues were $372,106 which consisted primarily of Management Fees received for the on-going administration of one outstanding Bond Series: Series D Bonds (GNMA Certificates).

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

NMAC has no salaried employees and has entered into management and administrative service agreements with Scott & Stringfellow, Inc. (formerly Craigie Incorporated), an affiliate of NMAC and a wholly-owned subsidiary of BB&T Corporation, pursuant to which Scott & Stringfellow, Inc. (S&S, Inc.) provides NMAC with administrative, accounting and clerical services, office space and the use of the service mark "TIMCO" for the registrant's Bonds. Under these agreements, S&S, Inc. receives fees from NMAC in connection with each funding agreement executed between NMAC and the participating borrowers and with respect to the residual interests with respect to the registrant's Series D Bonds. Fees paid to NMAC by the holders of the residual interest with respect to its Series D Bonds are expected by NMAC to be sufficient to provide for all on-going costs and expenses with respect to the outstanding Series of its Bonds. NMAC therefore anticipates that it will have no additional cash or liquidity requirements with respect to its obligations under any outstanding Series of its Bonds. Payments under the management and administrative services agreements between NMAC and S&S, Inc. are not expected to exceed the amount received by NMAC as on-going fees paid to it by participating borrowers under their funding agreements and/or holders of the residual interest with respect to the Series D REMIC Bonds.

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

On September 17, 1999, NMAC offered to subscribe to 1,000 shares of the Common Stock ("Stock") of National Mortgage Securities Corporation ("NMSC") and agreed, in consideration therefore, to transfer cash in the amount of $10,000 to NMSC. NMAC also represented that the Stock would be held for investment and not for the purpose of distribution or resale. NMAC transferred cash in December 1999 and recorded an investment in subsidiary on its books. This investment is included in "Other Assets" on the Balance Sheet for December 31, 1999 and subsequent quarters. NMSC is a wholly owned subsidiary of NMAC.

.

NMSC was formed to purchase or otherwise acquire, own, hold, pledge, finance, transfer, assign and otherwise deal in or with mortgage assets (including mortgage loans), mortgage-backed securities, asset-backed securities, mortgage collateralized obligations, other interests in real estate, and any combination of the foregoing, including, but not limited to, (1) mortgage assets secured by senior or subordinate liens on residential property, (2) participation interests in mortgage assets, (3) pass-through, mortgage-backed certificates as to which Federal National Mortgage Association guarantees the timely payment of interest at the pass-through rate and the timely payment of principal, and other securities as dictated in NMSCs Articles of Incorporation. NMSC has no salaried employees and its officers and directors also hold offices in NMAC. There was no business activity in NMSC during the period.

As of September 30, 2001, NMAC's assets were $233,898 including $111,071 in unrestricted cash and trading securities. This cash and security balance, plus interest earnings from the investment thereof, is available to pay NMAC's annual operating expenses.