Form 10-K
period 2001-12-31
NATIONAL MORTGAGE ACCEPTANCE CORP
filed 2002-04-03
CIK 768600

FORM 10-K

Securities and Exchange Commission

Washington, D. C. 20549

Annual Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Year Ended Commission File Numbers:

December 31, 20002001 2-97573; 33-12626;

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

Yes X No

Aggregate market value of voting stock held by non-affiliates of the registrant as of March 1, 20010:

NONE

Number of shares of common stock outstanding as of March 1, 20020:

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

On July 1, 2001, NMAC caused all of its issued and outstanding Thrift Industry Mortgage Collateralized Obligation (TIMCO) Bonds, Series 1985-A (FHLMMLC Certificates) (the "1985-A Bonds") to be redeemed. The redemption of the Series 1985-A Bonds was effected through the provisions of the Indenture and the Series Supplement for the 1985-A Bonds, which permitted the 1985-A Bonds to be redeemed, in whole but not in part, on any Series 1985-A Bond Payment Date, commencing with the July 1, 2001 Bond Payment Date for the Series 1985-A Bonds. Moneys to effect the redemption of the Series 1985-A Bonds were obtained by NMAC through its sale of the Funding Agreements pledged to secure the Series 1985-A Bonds to BB&T Capital Markets, a division of Scott & Stringfellow, Inc.. ("S&S" ,formally Craigie Incorporated, an affiliated company at a price in excess of the amounts required to effect the redemption of the Series 1985-A Bonds on July 1, 2001). Sale of the Funding Agreements securing the Series 1985-A Bonds in connection with the July 1, 2001 redemption resulted in NMAC not receiving any interest payments on the loans evidenced by the Funding Agreements. Offsetting this reduction in revenues for the period ending DecemberSeptember 310, 2001, is an elimination of the costs to NMAC represented by the interest on the Series 1985-A Bonds.

On September 17, 1999, NMAC offered to subscribe to 1,000 shares of the Common Stock ("Stock") of National Mortgage Securities Corporation ("NMSC") and agreed, in consideration therefor, to transfer cash in the amount of $10,000 to NMSC. NMAC also represented that the Stock would be held for investment and not for the purpose of distribution or resale. NMAC transferred cash in December 1999 and recorded an investment in subsidiary on its books. This investment along with certain costs incurred in the formation of NMSC, areis included in "Other Assets" on the Balance Sheet for December 31, 20002001. NMSC is a wholly owned subsidiary of NMAC.

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

NMAC has no salaried employees and has entered into management and administrative services agreements with S&Scott & Stringfellow, Inc. ("S&S", formally Craigie Incorporated, an affiliated company), pursuant to which S&S provides NMAC with administrative, accounting and clerical services, office space and the use of the registered service mark "TIMCO" for NMAC's Bonds. NMAC also enters into management agreements with non-affiliates with respect to certain services to be provided by NMAC with respect to REMIC Series of its Bonds.

Information as of December 31, 20002001 with respect to NMAC's outstanding Bonds is included in Notes 45 and 56 of NMAC's Financial Statements included herein.

Item 2. Properties

NMAC has no material physical properties.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

On March 2826, 20021, a meeting of the Shareholders was held and the following persons were elected to NMACs Board of Directors: Steven C. DeLaney, John B. Jung, Jr., Merlin T. Grim and William E. Hardy. OPEN. Also, a change of Independent Public Accountants to PricewaterhouseCoopers LLP for the fiscal year ending December 31, 2002.

PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

There is no market for NMAC common stock. All outstanding common stock of NMAC is owned by S&S and by the service corporation subsidiaries of what were originally nine savings and loan associations and savings banks. As of December 31, 20002001, four of the nine savings and loan associations and savings banks are believed to be under the management of federal banking regulators. There has been no transfer of common stock ownership and no dividends were paid with respect to NMAC common stock in 19992000 or 20002001.

Item 6. Selected Financial Data

The following data are for the years ended December 31, 20002001, 19992000, 1999, 1998, 1997, and 19976.
	Year Ended December 31,
	20002001	19992000	19981999	19971998	19961997
Statement of Operations Data
Revenues	$840,242383,9754	$840,242$1,107,885	$1,107,885$1,411,916	$1,411,916$1,742,471	$1,742,471$2,164,745
Net Income (Loss)	((33,29526,605))(13,0478)	(26,605)(1,502)	(1,502)3,641	3,6416,473	6,473(3,210)
Earnings (Loss) Per Share	(113.1190)(5.45)	(11.11)(0.63)	(0.63)1.52	1.522.70	2.70(1.34)
Balance Sheet
Total Assets	$7,111,657234,145	$7,111,657$9,236,904	$9,236,904$12,057,732	$12,057,732$14,998,274	$14,998,274$18,617,696
Receivables Pursuant to Funding Agreements	6,477,5700	6,477,5708,484,012	8,484,01211,104,810	11,104,81013,894,203	13,894,20317,328,606
Bonds Payable*	6,477,5700	6,477,5708,484,012	8,484,01211,104,810	11,104,81013,894,203	13,894,20317,328,606

*Does not include Series B and the Series D Bonds which are REMIC Series of NMACs Bonds. As of December 31, 19992001, the outstanding Series D aggregated $13,133,28010,234,660. Series B was retired during 1996, Series. Series A Bonds were retired, July 1, 2001 . See part II, Item 7, of this Report on Form 10-K.

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

Revenues for 20002001, 19992000, 19989, 19987, and 19976 consist primarily of (i) interest on loans receivable under funding agreements between NMAC and participating borrowers for the registrant's Series 1985-A Bonds, and Series C Bonds, and (ii) administrative fees paid to NMAC with respect to its outstanding Series 1985-A, B, C, and D Bonds. The Series B Bonds and the Series C Bonds were retired in 1996 and 1995, respectively. Series A Bonds were retired July 1, 2001. Future revenues are expected to be provided from interest payments on funding agreements for the Series 1985-A Bonds, and from administrative fees relating to REMIC Series of NMAC's Bonds (Series D). NMSC did not realize any revenue in 20002001 from dealing in securities.

Costs and expenses incurred by NMAC during each period result primarily from interest payable on its Bonds, expenses with respect to developing financing programs, and expenses incurred in connection with administering outstanding Series of its Bonds. Such costs and expenses incurred in any period, including those for any future period, depend primarily upon the amount of NMAC's Bonds issued and outstanding during any such period and the interest rate payable on such Bonds. NMAC receives, from the participating borrowers in its Series 1985-A Bonds and the residual interest holders with respect to its Series D Bonds, administration payments and fees which have been equal to, less than or in excess of the costs incurred by NMAC in administering such outstanding series of Bonds. Such fees and payments received by NMAC are expected to continue to adequately provide for the costs incurred by NMAC in administering such Bonds on a current basis, thereby not impacting upon NMAC's need for liquidity in the short or long term. NMSCs amortization expense of approximately $11,000 in 20002001 represents the majority of its expenses.

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

Interest on NMAC's outstanding Series 1985-A and Series C Bonds was the major source of cost and expenses for the years ending December 31, 20002001, 19992000, 19989, and 1997. The Series C Bonds were retired in 1995. Cash flow from payments of the loans receivable securing the Series 1985-A Bonds is anticipated to continue to provide cash sufficient to make all required payments on the Series 1985-A Bonds. Similarly, Ccash flow from the Mortgage Collateral for NMAC's Series D Bonds is anticipated to continue to provide cash sufficient to make required payments thereon. Consequently, NMAC anticipates that it will have no additional cash requirements with respect to any of its outstanding Bonds. Future net income of NMAC is expected to vary in direct relation to the issuance of one or more series of its Bonds in a given year.

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

On November 12, 1996 S&S purchased from the Federal Deposit Insurance Corporation ("FDIC") the stock of three of the affiliates who participated in the Series 1985-A Bonds. The affiliates were Atlantic Financing Corporation, Security Federal Financing Corporation and Mountain Financial Corporation. Effective June 30, 1998, Atlantic Financing and Security Federal were merged into Mountain Financial Corporation. In addition, the parent company of S&S, BB&T Corporation, purchased Life Savings Bank on March 1, 1998, which owned a fourth affiliate of NMAC named Life Capital Corporation. Life Capital was purchased by S&S and subsequently merged into Mountain Financial Corporation effective September 30, 1998. Mountain Financial was dissolved in 2001 followingdue to redemption of the Series 1985-A Bonds and the concurrent liquidation of the funding agreements.

As of December 31, 20002001, NMAC's consolidated assets were $$7,111,657234,145, including $114,069131,608 in unrestricted cash and marketable securities. This balance, plus interest earnings from the investment thereof, is available to pay NMAC's annual operating expenses, and, if and to the extent necessary, amounts in connection with the outstanding Bonds of NMAC.

Market Risk Disclosure

Interest rate fluctuations tend to have the greatest effect on the prepayment of loans receivable from affiliates (Series 1985-A Bonds). As interest rates decline there is more likelihood of prepayment of these loan agreements with affiliates due to increased principal payments on the mortgage-backed securities collateralizing the funding agreements. When interest rates increase there is less likelihood of prepayments of the underlying collateral. Due to the maturity of the mortgages and history of prepayments since 1985, interest rate fluctuations should have a less than significant impact on NMACs ability to fund the outstanding Bonds Payable.

Principal value of the collateral plus cash and investments in the various debt service funds for the Series 1985-A aggregate approximately $________ and $9,310,253 compared the bonds payable of $________ and $8,484,012 for 2000 and 1999, respectively.

Item 8. Financial Statements and Supplementary Data

The response to this item is submitted in Appendix A.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.At the March 26, 2002 shareholders meeting, a change in the Certified Public Accountant to PricewaterhouseCoopers LLP was ratified. There were no disagreements with the prior auditors of Arthur Andersen LLP.

PART III

Item 10. Directors and Executive Officers of the Registrant

The persons set forth below are the directors and executive officers of NMAC as of December 31, 20002001:

Current

Name Age Title

John B. Jung, Jr. John Thomas West, IV 5443 President, Chairman of the Board and Director

Steven C. Delaney 46 Director

Merlin T. Grim 4546 Director

John B. Jung 42 Vice President and Director

William E. Hardy 4344 Vice President and Director

Jon W. Markiewicz 410 Vice President

Randall B. Saufley 3940 Secretary and Treasurer

John Thomas West, IV, 54, Executive Vice President, Head of Fixed-Income BB&T Capital Markets Division of S&S.

Steven C. DeLaney, 46, Executive Vice President and President of BB&T Capital Markets Division of S&S.

John B. Jung, Jr. 42, Senior Vice President and Head of Options StrategyPlanning and Administration for BB&T Capital Markets Division of S&S.

Merlin T. Grim, 465, Senior Vice President, Treasurer and Risk Management Officer of S&S and Chief Financial Officer of BB&T Capital Markets Division of S&S.

John B. Jung, 42, Senior Vice President and Head of Options Strategy for BB&T Capital Markets Division of S&S.

William E. Hardy, 443, Senior Vice President and managing Director in the Structured Finance Group of S&S.

Jon W. Markiewicz, 410, Vice President and Director in the Structured Finance Group of S&S.

Randall B. Saufley, 4039, Senior Vice President & Controller of S&S.

All of the foregoing directors, except for John Thomas West, IV, of NMAC, were reelected at the annual meeting of the shareholders and officers at the Board of Directors meeting, held as of March 28, 2001 to serve until their successors are elected and shall qualify. Steven C. DeLaneyJohn B. Jung, Jr was elected as Chairman of the Board and John B. Jung as President for 2001. OPEN

Item 11. Executive Compensation

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

(See Note (12))

Jefferson Funding 40 5.5 148 8.9 Jefferson Savings and

Corporation Loan Association

Warrenton, Virginia Warrenton, Virginia

(See Note (34))

Investors Service Corporation 40 5.5 148 8.9 Investors Savings Bank

Richmond, Virginia Richmond, Virginia

(See Note (12))

Pioneer Financial Services, Inc. 40 5.5 148 8.9 Pioneer Federal

Richmond, Virginia Savings and Loan

Association

Hopewell, Virginia

Roanoke Valley Service 40 5.5 148 8.9 CorEast Federal

Corporation Savings Bank, F.S.B.

Roanoke, Virginia Roanoke, Virginia

(See Note (12))

Security Financial Service 40 5.5 148 8.9 Security Federal

Corporation Savings and Loan

Richmond, Virginia Association

Richmond,Virginia

(See Note (12))

Southern Service Corporation 40 5.5 148 8.9 Virginia Federal

Richmond, Virginia Savings and Loan

Association

Richmond, Virginia

(See Note (23))

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

(12) The financial institutions are under the Management of the Federal Deposit Insurance Corporation (FDIC).

(23) In December, 1988 the Virginia Federal Savings and Loan Association was purchased by MNC Financial Corporation of Baltimore, Maryland, subsequently purchased by SunTrust Bank, Richmond, Virginia.

(34) In January, 1995, Jefferson Savings & Loan Association was purchased by SunTrust Bank, Richmond, Virginia.

Item 13. Certain Relationships and Related Transactions

During the year ended December 31, 20002001, NMAC incurred general and administrative expenses in connection with the management agreements described in Item 1 with Craigie IncorporatedScott & Stringfellow, Inc. amounting to approximately $10,00020,540. Directors Steven C. DeLaney, William E. Hardy, John B. Jung, Jr. and Merlin T. Grim of NMAC are officers of the BB&T Capital Markets division of S&S.

On July 1, 2001, NMAC caused all of its issued and outstanding Thrift Industry Mortgage Collateralized Obligation (TIMCO) Bonds, Series 1985-A (FHLMC Certificates) (the "1985-A Bonds") to be redeemed. The redemption of the Series 1985-A Bonds was effected through the provisions of the Indenture and the Series Supplement for the 1985-A Bonds, which permitted the 1985-A Bonds to be redeemed, in whole but not in part, on any Series 1985-A Bond Payment Date, commencing with the July 1, 2001 Bond Payment Date for the Series 1985-A Bonds. Moneys to effect the redemption of the Series 1985-A Bonds were obtained by NMAC through its sale of the Funding Agreements pledged to secure the Series 1985-A Bonds to BB&T Capital Markets, a division of Scott & Stringfellow, Inc. ("S&S" formally Craigie Incorporated, an affiliated company).

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1)(2) The response to this portion of Item 14 is submitted in Appendix A.

(3) See Exhibit Index immediately preceding Exhibits.

(b) No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 20002001.

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

NATIONAL MORTGAGE ACCEPTANCE

CORPORATION

By: _____________________________

OPENJohn B. Jung, Jr. Steven C. DeLaney, Chairman of the

Board of Directors

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report is cosigned below by the following persons on behalf of NMAC and in the capacities and on the dates indicated.

Date:

March 28, 2001March 26, 2002 By: _____________________________

OPENJohn B. Jung, Jr.

President and Director Chairman of the Board

March 28, 2001March 26, 2002 By: _____________________________

William E. Hardy

Vice President and Director

March 28, 2001March 26, 2002 By: _____________________________

Merlin T. Grim, Director

March 28, 2001March 26, 2002 By: _____________________________

Randall B. Saufley

Secretary and Treasurer

March 28, 2001March 26, 2002 By: _____________________________

Steven C. DeLaney, Director

APPENDIX A

Item 15(a) (1) and (2)

(a) The following documents are filed as part of this report:

(1) Financial Statements:

Report of Arthur Andersen LLP, Independent Public Accountantsuditors

Balance Sheets at December 31, 20002001 and 19992000

Statements of Operations and Retained Earnings for the years ended December 31, 20002001, 1999 2000 and 19998

Statements of Cash Flows for the years ended December 31, 20002001, 20001999 and 19998.

Notes to Financial Statements

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

National Mortgage Acceptance Corporation and Subsidiary Consolidated Financial Statements As of December 31, 2001 and 2000 Together with Report of Independent Public Accountants

Do not change format. Atlanta partner preference!!!

Report of Independent Public Accountants

To National Mortgage Acceptance Corporation:

We have audited the accompanying consolidated balance sheets of National Mortgage Acceptance Corporation and Subsidiary (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of operations and retained earnings and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Companys management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Mortgage Acceptance Corporation and Subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

Charlotte, North Carolina
March 22, 2001

National Mortgage Acceptance Corporation and Subsidiary

Consolidated Balance Sheets — as of December 31, 2001 and 2000
Assets:	2001	2000
Cash	$ 26,670	$ 49,388
Trading securities, at fair value	87,399	82,220

Loans receivable from affiliates, estimated fair value of $6,572,834 in 2000 (Note 3)	0	6,477,570
Accrued interest receivable from affiliates	0	364,363
Other assets	120,076	138,116
	$ 234,145	$7,111,657
Liabilities and Shareholders Equity:
Liabilities:
Bonds payable, estimated fair value of $6,572,834 in 2000 (Note 4)	$ 0	$6,477,570
Accrued interest payable	0	364,363
Other liabilities, principally to affiliates	36,845	59,377
Total liabilities	36,845	6,901,310
Shareholders equity:
Common stock; $1 par value-
Class A (without right to dividend) Authorized 7,500 shares, issued and outstanding 730 shares	730	730
Class B (nonvoting) Authorized 7,500 shares, issued and outstanding 1,665 shares	1,665	1,665
Paid-in capital	182,565	182,565
Retained earnings	12,340	25,387
Total shareholders equity	197,300	210,347
	$ 234,145	$7,111,657

National Mortgage Acceptance Corporation and Subsidiary

Consolidated Statements Of Operations And Retained Earnings
For The Years Ended December 31, 2001, 2000 And 1999

2001	2000	1999
Revenues:
Interest income on loans to affiliates	$322,143	$781,178	$1,032,062
Other interest income	4,698	2,072	11,472
Management fees from affiliates	56,461	60,300	60,913
Net trading securities gains/(losses)	673	(3,308)	3,438
Total revenues	383,975	840,242	1,107,885
Expenses:
Interest on bonds	322,143	781,178	1,032,062
Management fees	56,461	60,300	60,913
Other	20,758	32,059	16,782
Total expenses	399,362	873,537	1,109,757
Loss before income taxes	(15,387)	(33,295)	(1,872)
Income tax benefit	(2,340)	(6,690)	(370)
Net loss	(13,047)	(26,605)	(1,502)
Retained earnings, beginning of year	25,387	51,992	53,494
Retained earnings, end of year	$12,340	$ 25,387	$ 51,992
Loss per share Basic and diluted	$(5.45)	$(11.11)	$ (0.63)

National Mortgage Acceptance Corporation and Subsidiary

Consolidated Statements Of Cash Flows
For The Years Ended December 31, 2001, 2000 And 1999

	2001	2000	1999
Cash flows for operating activities:
Net loss	$ (13,047)	$ (26,605)	$ (1,502)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities-
(Increase) decrease in trading securities	(5,179)	69,425	89,240
Decrease in restricted cash and investments Working capital reserve	0	0	59,046
Decrease in accrued interest receivable from affiliates	364,363	112,863	147,420
Decrease (increase) in other assets	18,040	(33,403)	(87,657)
Decrease in accrued interest payable	(364,363)	(112,863)	(147,420)
(Decrease) increase in other liabilities, principally to affiliates	(22,532)	20,663	(51,108)
Net cash (used in) provided by operating activities	(22,718)	30,080	8,019
Cash flows provided by investing activities Payments received on loans to affiliates	6,477,570	2,006,442	2,620,798
Cash flows used in financing activities Payments on bonds payable	(6,477,570)	(2,006,442)	(2,620,798)
Net (decrease) increase in cash	(22,718)	30,080	8,019
Cash, beginning of year	49,388	19,308	11,289
Cash, end of year	$ 26,670	$ 49,388	$ 19,308
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$686,506	$ 894,041	$1,179,482
Cash paid for income taxes	0	243	0

National Mortgage Acceptance Corporation

Notes to Consolidated Financial Statements
December 31, 2001 And 2000

1. Organization:

National Mortgage Acceptance Corporation (NMAC or the Company), formerly Thrift Financing Corporation, is a limited purpose finance subsidiary of Scott & Stringfellow, Inc. (Scott & Stringfellow), which owns 51% of the Class A common stock and 20% of the Class B common stock. The remaining Class A and Class B common stock is owned primarily by subsidiaries of institutions involved in the financial services industry. NMAC was organized on October 19, 1984, for the purpose of providing access to certain capital markets for qualified financial institutions and their affiliates. NMAC acts as a conduit for such institutions by the issuance of its bonds (Bonds). The issues are structured so that collection of principal and interest from loans receivable from affiliates, including the effects of prepayments thereon, equal the amount of principal and interest due on the related bonds. NMAC generally obtains bond offering fees at the bond issuance date and administrative fees, as defined, for each offering over the period the Bonds remain outstanding. In 1999, National Mortgage Securities Corporation (NMSC), a wholly owned subsidiary of NMAC, was formed by NMAC for the purpose of dealing with mortgage assets (including but not limited to mortgage loans), mortgage backed securities, asset-backed securities, mortgage collateralized obligations and other interests in real estate. There has been no activity for NMSC since its inception.

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

On July 1, 2001, NMAC caused all of its issued and outstanding Thrift Industry Mortgage Collateralized Obligation (TIMCO) Bonds, Series 1985-A (FHMLC Certificates) (the 1985-A Bonds) to be redeemed. The redemption of the Series 1985-A Bonds was effected through the provisions of the Indenture and the Series Supplement for the 1985-A Bonds, which permitted the 1985-A Bonds to be redeemed, in whole but not in part, on any Series 1985-A Bond Payment Date, commencing with the July 1, 2001, Bond Payment Date for the Series 1985-A Bonds. Moneys to effect the redemption of the Series 1985-A Bonds were obtained by NMAC through its sale of the Funding Agreements pledged to secure the Series 1985-A Bonds to BB&T Capital Markets, a division of Scott & Stringfellow, Inc. Sale of the Funding Agreements securing the Series 1985-A Bonds in connection with the July 1, 2001, redemption resulted in NMAC not receiving any additional interest payments on the loans evidenced by the Funding Agreements after July 1, 2001. Offsetting this reduction in revenues for the period ending December 31, 2001, is an elimination of the costs to NMAC represented by the interest on the Series 1985-A Bonds after July 1, 2001.

NMAC issued collateralized mortgage obligations, lending the proceeds therefrom to finance subsidiaries of entities that are affiliated with certain shareholders of NMAC and Scott & Stringfellow. Series 1985-A Bonds were the sole issue outstanding at December 31, 2000, and was called during 2001.

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

As of December 31, 2001, NMAC had outstanding only one series of Bonds (Series D) under the REMIC structure.

2. Summary of Significant Accounting Policies:

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at fair value. The statement, as amended, requires that changes in a derivatives fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows derivatives gains or losses to offset related results on the hedged item in the income statement or other comprehensive income, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company adopted SFAS No. 133 on January 1, 2001. The adoption of SFAS No. 133, as amended, did not impact the Companys financial position or results of operations.

In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. This statement provides consistent accounting and reporting standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 did not have a material effect on the Company's consolidated financial statements.

In July 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 eliminates pooling-of-interests accounting and requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. SFAS No. 142 eliminates the amortization of goodwill and other nonseparable intangible assets and requires that goodwill be evaluated for impairment by applying a fair value-based test. The Company adopted SFAS No. 142 as of January 1, 2002. The adoption of this statement will not have a material effect on the Companys consolidated financial statements or disclosures.

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

Loans Receivable and Bonds Payable

The issuance of Bonds is treated as a financing unless the transaction qualifies as a sale of assets under accounting principles generally accepted in the United States. To date, the Bonds issued under the CMO structure have been accounted for as financings, while the Bonds issued as a REMIC structure have qualified for sale treatment. No gain or loss, exclusive of bond offering fees in excess of related expenses, resulted from the sales. Due to the reduction of the loans receivable and bonds payable as a function of payments of the underlying collateral, the ultimate timing of the maturities of the respective loans and Bonds is not readily determinable. The estimated fair value of loans receivable is determined based on quoted market prices for the underlying collateral. The estimated fair value of bonds payable is determined based on quoted market prices for the Bonds.

Interest Income and Expense

Interest income, net of rebates (see Note 3) and interest expense are recorded as accrued.

Bond Issuance Costs

Costs related to the issuance of specific series of Bonds are charged to the entities participating in the offering. Ongoing costs related to registration statements and related prospectus material, prepared in anticipation of future offerings, are expensed as incurred. No such costs were incurred from 1999 through 2001.

Loss Per Share

Basic and diluted loss per share is computed by dividing net loss by the weighted average number of shares of Class A and Class B common stock (2,395 shares for 2001, 2000 and 1999) outstanding during the period. There were no common stock equivalents for any of the periods presented.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. As of December 31, 2001 and 2000, there were $9,030 and $6,690 of deferred tax assets, respectively.

3. Loans Receivable:

Loan agreements for loans receivable on the Series 1985-A Bonds provided for interest to be paid at a rate equal to the lesser of the highest bond interest rate or the weighted bond interest rate plus 20 basis points per annum. The resulting effective rates of interest on the loans (equal to the lesser of 11.25% or the weighted average rate on the debt plus 20 basis points) was 11.25% in 2001 and 2000. The 1985-A Bonds were called July 1, 2001.

The funding agreements for Series 1985-A Bonds were collateralized by mortgage-backed securities and by certain debt service funds owned by the participating financial institution subsidiaries. Those funds and the collections on the mortgage-backed securities were held by the bond trustee until the respective semiannual payment dates, at which time they were distributed as payments on the Bonds. Excess funds (rebates) on the Series 1985-A Bonds, if any, are available for return to the participating thrift institution subsidiaries. Certain debt service funds on the Series 1985-A Bonds were distributed to the participating financial institution subsidiaries at the time of liquidation.

Loans receivable of $5,663,145 at December 31, 2000, were from Mountain Financial Corporation, a wholly owned, limited-purpose finance subsidiary of Scott & Stringfellow (the Finance Subsidiary). The Finance Subsidiary was formed to facilitate the issuance of the Series 1985-A Bonds through the Company. In conjunction with the redemption of the Series 1985-A Bonds, the Finance Subsidiary liquidated its assets and liabilities and subsequently was dissolved as a corporation.

4. Bonds Payable:

Series 1985-A Bonds payable had aggregate effective rates of interest of approximately 11.25% during 2001, 2000 and 1999. The Series 1985-A Bonds are collateralized by the respective loans receivable (together with collateral thereon) and consist of the following as of December 31, 2001 and 2000:

	Interest	Stated	Principal Balance, December 31
Class	Rate	Maturity Date	2001	2000
Series 1985-A - A-4	11.25%	January 1, 2016	$0	$6,477,570

The Series 1985-A Bonds required the payment of interest semiannually.

The stated principal value of the collateral (Federal Home Loan Mortgage Corporation participation certificates) plus the cash and investments in the various debt service funds for the Series 1985-A aggregate $0 and $7,592,055 as of December 31, 2001 and 2000, respectively. These assets are held by the trustee and, although not assets of NMAC, were pledged, together with interest income thereon, as collateral for the Bonds. The Bonds were callable on or after the July 1, 2001, payment date if the principal amount outstanding was less than $14,150,000. The Bonds were called on July 1, 2001, for an aggregate redemption price of $5,726,990.

5. REMIC Issuances:

NMAC issued REMIC Series D Bonds, aggregating $300,500,000 at issuance. Concurrent with the issuance of these bonds, NMAC sold the entire residual interest in the respective segregated asset pool comprising the trust estate.

As of December 31, 2001 and 2000, the following REMIC Series Bonds, which are not recorded as liabilities of NMAC, were outstanding:

	Interest	Stated	Principal Balance, December 31
Class	Rate	Maturity Date	2001	2000
Series D, D-6	9.75%	November 1, 2017	$10,234,660	$13,133,280

The stated principal value of the collateral for Series D (Government National Mortgage Association certificates) aggregates approximately $10,428,482 and $13,359,835 as of December 31, 2001 and 2000, respectively. Such collateral, together with interest income thereon, is only available to repay the specific bond series.

  Other Assets:

The components of other assets as of December 31, 2001 and 2000, were as follows:

	December 31,
	2001	2000
Bond issuance costs	$ 63,156	$ 71,052
Organization costs	40,402	43,510
Other	16,518	23,554
	$120,076	$138,116

7. Income Taxes:

The components of income tax benefit for 2001, 2000 and 1999, were as follows:

December 31
	2001	2000	1999
Current-
Federal	$(1,650)	$(4,690)	$(260)
State	(690)	(2,000)	(110)
Income tax benefit	$(2,340)	$(6,690)	$(370)

The actual income tax benefit for 2001, 2000 and 1999 differs from the "expected" income tax benefit (computed by applying the statutory U.S. federal corporate income tax rate of 35% to loss before income taxes) as follows:

	Years Ended December 31
	2001	2000	1999
Income tax benefit at statutory rate	$(5,385)	$(11,653)	$(655)
Effect of graduated income tax rates	3,086	6,659	374
State tax benefit, net of federal benefit	(41)	(1,696)	(89)
Actual income tax benefit	$(2,340)	$ (6,690)	$(370)

8. Related-party Transactions:

On July 1, 2001, NMAC caused all of its issued and outstanding Thrift Industry Mortgage Collateralized Obligation (TIMCO) Bonds, Series 1985-A (FHMLC Certificates) (the 1985-A Bonds) to be redeemed. The redemption of the Series 1985-A Bonds was effected through the provisions of the Indenture and the Series Supplement for the 1985-A Bonds, which permitted the 1985-A Bonds to be redeemed, in whole but not in part, on any Series 1985-A Bond Payment Date, commencing with the July 1, 2001, Bond Payment Date for the Series 1985-A Bonds. Moneys to effect the redemption of the Series 1985-A Bonds were obtained by NMAC through its sale of the Funding Agreements pledged to secure the Series 1985-A Bonds to BB&T Capital Markets, a division of Scott & Stringfellow, Inc. Sale of the Funding Agreements securing the Series 1985-A Bonds in connection with the July 1, 2001, redemption resulted in NMAC not receiving any interest payments on the loans evidenced by the Funding Agreements. Offsetting this reduction in revenues for the period ending December 31, 2001, is an elimination of the costs to NMAC represented by the interest on the Series 1985-A Bonds.

Under the terms of its management contract, Scott & Stringfellow provides office space and equipment and certain managerial, administrative, financial and other services to NMAC. Management fees are charged to NMAC and ultimately to the borrowers as an ongoing cost determined at the date of the bond offering. Management fees are computed as a percentage of the outstanding bonds. Management fee expense related to Scott & Stringfellow services were $10,000, $13,262 and $14,592 during 2001, 2000 and 1999, respectively.

Scott & Stringfellow acts as co-managing underwriter for all of the bond offerings and is the counterparty to all securities transactions entered into by the Company.

NATIONAL MORTGAGE ACCEPTANCE CORPORATION

RATIO OF EARNINGS TO FIXED CHARGES

			Year Ended December 31,

	2001	2000	1999	1998	1997

Earnings:
Income (Loss) before
income taxes	$(15,387)	(33,295)	(1,872)	$4,551	$6,878
Fixed charges	322,143	781,178	1,032,062	1,328,456	1,656,833

	$306,756	747,883	1,030,190	$1,333,007	$1,663,711

Fixed charges:
Interest expense	$322,143	781,178	1,032,062	$1,328,456	$1,656,833

Ratio of earnings to fixed
charges	0.952	0.957	0.998	1.003	1.004

National Mortgage Acceptance Corporation and Subsidiary Consolidated Financial Statements As of December 31, 2001 and 1999 Together with Report of Independent Public Accountants

Report of Independent Public Accountants

To National Mortgage Acceptance Corporation:

We have audited the accompanying consolidated balance sheets of National Mortgage Acceptance Corporation and Subsidiary (the Company) as of December 31, 2001 and 1999, and the related consolidated statements of operations and retained earnings and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Companys management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Mortgage Acceptance Corporation and Subsidiary as of December 31, 2001 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

Charlotte, North Carolina,
March 12, 2001.

National Mortgage Acceptance Corporation and Subsidiary

Consolidated Balance Sheets — as of December 31, 2000 and 1999

Assets:	2000	1999
Cash	$ 49,388	$ 19,308
Trading securities, at fair value	82,220	151,645

Loans receivable from affiliates, estimated fair value of $6,572,834 in 2000 and $8,840,659 in 1999 (Note 3)	6,477,570	8,484,012
Accrued interest receivable from affiliates	364,363	477,226
Other assets	138,116	104,713
	$7,111,657	$9,236,904
Liabilities and Shareholders Equity:
Liabilities:
Bonds payable, estimated fair value of $6,572,834 in 2000 and $8,840,659 in 1999 (Note 4)	$6,477,570	$8,484,012
Accrued interest payable	364,363	477,226
Other liabilities, principally to affiliates	59,377	38,714
Total liabilities	6,901,310	8,999,952
Shareholders equity:
Common stock; $1 par value-
Class A (without right to dividend) Authorized 7,500 shares, issued and outstanding 730 shares	730	730
Class B (nonvoting) Authorized 7,500 shares, issued and outstanding 1,665 shares	1,665	1,665
Paid-in capital	182,565	182,565
Retained earnings	25,387	51,992
Total shareholders equity	210,347	236,952
	$7,111,657	$9,236,904

National Mortgage Acceptance Corporation and Subsidiary

Consolidated Statements Of Operations And Retained Earnings
For The Years Ended December 31, 2000, 1999 And 1998

	2000	1999	1998
Revenues:
Interest income on loans to affiliates	$781,178	$1,032,062	$1,328,456
Other interest income	2,072	11,472	17,987
Management fees from affiliates	60,300	60,913	62,840
Net trading securities gains/(losses)	(3,308)	3,438	2,633
Total revenues	840,242	1,107,885	1,411,916
Expenses:
Interest on bonds	781,178	1,032,062	1,328,456
Management fees	60,300	60,913	62,840
Other	32,059	16,782	16,069
Total expenses	873,537	1,109,757	1,407,365
(Loss) income before income taxes	(33,295)	(1,872)	4,551
Income tax expense (benefit)	(6,690)	(370)	910
Net (loss) income	(26,605)	(1,502)	3,641
Retained earnings, beginning of year	51,992	53,494	49,853
Retained earnings, end of year	$ 25,387	$ 51,992	$ 53,494
(Loss) income per share Basic and diluted	$ (11.11)	$ (0.63)	$ 1.52

National Mortgage Acceptance Corporation and Subsidiary

Consolidated Statements Of Cash Flows
For The Years Ended December 31, 2000, 1999 And 1998

	2000	1999	1998
Cash flows for operating activities:
Net (loss) income	$ (26,605)	$ (1,502)	$ 3,641
Adjustments to reconcile net (loss) income to net cash provided by operating activities-
Decrease in trading securities	69,425	89,240	4,679
Decrease (increase) in restricted cash and investments Working capital reserve	0	59,046	(2,589)
Decrease in accrued interest receivable from affiliates	112,863	147,420	156,903
(Increase) decrease in other assets	(33,403)	(87,657)	2,190
Decrease in accrued interest payable	(112,863)	(147,420)	(156,903)
Increase (decrease) in other liabilities, principally to affiliates	20,663	(51,108)	2,113
Net cash provided by operating activities	30,080	8,019	10,034
Cash flows provided by investing activities Payments received on loans to affiliates	2,006,442	2,620,798	2,789,393
Cash flows used in financing activities Payments on bonds payable	(2,006,442)	(2,620,798)	(2,789,393)
Net increase (decrease) in cash	30,080	8,019	10,034
Cash, beginning of year	19,308	11,289	1,255
Cash, end of year	$ 49,388	$ 19,308	$ 11,289
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$ 894,041	$1,179,482	$1,485,359
Cash paid for income taxes	243	0	1,096

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

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This statement revises criteria for accounting for securitizations, other financial-asset transfers and collateral. The statement is effective for reporting periods beginning after March 31, 2001. However, certain disclosure provisions are effective for fiscal years ending after December 15, 2000. For related disclosures, refer to Notes 4 and 5. The adoption of this statement is not expected to have a material effect on the Companys consolidated financial statements.

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