Form 10-K/A
period 2001-12-31
NATIONAL MORTGAGE ACCEPTANCE CORP
filed 2002-04-05
CIK 768600

FORM 10-K

Securities and Exchange Commission
Washington, D. C. 20549

Annual Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Year Ended	Commission File Numbers:
December 31, 2001	2-97573; 33-12626;
and 33-19023

NATIONAL MORTGAGE ACCEPTANCE CORPORATION
(Exact name of registrant as specified in its charter)

Virginia	54-1294217
(State or other Jurisdiction	(I.R.S. Employer
of incorporation)	Identification number)

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

           Number of shares of common stock outstanding as of March 1, 2002:

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

           On September 17, 1999, NMAC offered to subscribe to 1,000 shares of the Common Stock ("Stock") of National Mortgage Securities Corporation ("NMSC") and agreed, in consideration therefor, to transfer cash in the amount of $10,000 to NMSC. NMAC also represented that the Stock would be held for investment and not for the purpose of distribution or resale. NMAC transferred cash in December 1999 and recorded an investment in subsidiary on its books. This investment along with certain costs incurred in the formation of NMSC, are included in "Other Assets" on the Balance Sheet for December 31, 2001. NMSC is a wholly owned subsidiary of NMAC.

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

           NMAC has no salaried employees and has entered into management and administrative services agreements with S&S, pursuant to which S&S provides NMAC with administrative, accounting and clerical services, office space and the use of the registered service mark "TIMCO" for NMAC's Bonds. NMAC also enters into management agreements with non-affiliates with respect to certain services to be provided by NMAC with respect to REMIC Series of its Bonds.

           Information as of December 31, 2001 with respect to NMAC's outstanding Bonds is included in Notes 4 and 5 of NMAC's Financial Statements included herein.

Item 2. Properties

            NMAC has no material physical properties.

Item 3. Legal Proceedings

           None.

Item 4. Submission of Matters to a Vote of Security Holders

           On March 26, 2002, a meeting of the Shareholders was held and the following persons were elected to NMAC's Board of Directors: John B. Jung, Jr., Merlin T. Grim and William E. Hardy. Also, a change of Independent Public Accountants to PricewaterhouseCoopers LLP for the fiscal year ending December 31, 2002.

PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

           There is no market for NMAC common stock. All outstanding common stock of NMAC is owned by S&S and by the service corporation subsidiaries of what were originally nine savings and loan associations and savings banks. As of December 31, 2001, four of the nine savings and loan associations and savings banks are believed to be under the management of federal banking regulators. There has been no transfer of common stock ownership and no dividends were paid with respect to NMAC common stock in 2000 or 2001.

Item 6. Selected Financial Data

           The following data are for the years ended December 31, 2001, 2000, 1999, 1998, and 1997.

	Year Ended December 31,

	2001	2000	1999	1998	1997

Statement of Operations Data

Revenues	383,975	$ 840,242	$ 1,107,885	$ 1,411,916	$ 1,742,471

Net Income (Loss)	(13,047)	(26,605)	(1,502)	3,641	6,473

Earnings (Loss) Per Share	(5.45)	(11.11)	(0.63)	1.52	2.70

Balance Sheet

Total Assets	234,145	$ 7,111,657	$ 9,236,904	$12,057,732	$14,998,274

Receivables Pursuant to	0	6,477,570	8,484,012	11,104,810	13,894,203
Funding Agreements

Bonds Payable*	0	6,477,570	8,484,012	11,104,810	13,894,203

*Does not include the Series D Bonds which are REMIC Series of NMAC's Bonds. As of December 31, 2001, the outstanding Series D aggregated $10,234,660. Series A Bonds were retired July 1, 2001 See part II, Item 7, of this Report on Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

           NMAC was organized to facilitate the financing of long-term mortgage loans through issuance of its collateralized mortgage obligations. Such financing is facilitated by NMAC entering into funding agreements secured by Mortgage Collateral with participating borrowers and/or by NMAC acquiring Mortgage Collateral and pledging the mortgage collateralized funding agreements, directly owned Mortgage Collateral and/or a combination thereof to secure its Bonds. NMAC does not have, and is not expected to have, any significant assets other than assets pledged to secure a specific series of its Bonds. Furthermore, to the extent NMAC sells the "residual interest" in a REMIC Series of its Bonds, NMAC will have sold, and will have no further interest in, the economic benefit of the difference between the payments received on the collateral (i.e., trust estate) for such REMIC Series of its Bonds, including reinvestment earnings thereon, and the debt service on such REMIC Series of its Bonds.

           Revenues for 2001, 2000, 1999, 1998, and 1997 consist primarily of (i) interest on loans receivable under funding agreements between NMAC and participating borrowers for the registrant's Series 1985-A Bonds, and (ii) administrative fees paid to NMAC with respect to its outstanding Series 1985-A, B, C, and D Bonds. The Series B Bonds and the Series C Bonds were retired in 1996 and 1995, respectively. Series A Bonds were retired July 1, 2001. Future revenues are expected to be provided from administrative fees relating to REMIC Series of NMAC's Bonds (Series D). NMSC did not realize any revenue in 2001 from dealing in securities.

           Costs and expenses incurred by NMAC during each period result primarily from interest payable on its Bonds, expenses with respect to developing financing programs, and expenses incurred in connection with administering outstanding Series of its Bonds. Such costs and expenses incurred in any period, including those for any future period, depend primarily upon the amount of NMAC's Bonds issued and outstanding during any such period and the interest rate payable on such Bonds. NMAC receives, from the residual interest holders with respect to its Series D Bonds, administration payments and fees which have been equal to, less than or in excess of the costs incurred by NMAC in administering such outstanding series of Bonds. Such fees and payments received by NMAC are expected to continue to adequately provide for the costs incurred by NMAC in administering such Bonds on a current basis, thereby not impacting upon NMAC's need for liquidity in the short or long term. NMSC's amortization expense of approximately $11,000 in 2001 represents the majority of its expenses.

           With respect to NMAC's Series D Bonds, NMAC caused an election to be made under the Code to have the trust estate for such Bonds taxed as a REMIC, in which the Series D Bonds, are "regular interests", as defined in the Code. Other than its ongoing fees for administration of the Series D Bond REMICs, NMAC has no future economic benefit in the segregated asset pools comprising the Series D REMICs. The "residual interest" in each of these series was sold by NMAC for cash. Accordingly, neither the collateral for these REMIC Series nor the related Bonds are recorded as assets or liabilities, respectively, of NMAC. The interest income on the collateral for, and the related interest expense on, the Series D Bonds will be recorded only within the related REMIC and will have no impact on NMAC's financial statements.

           Interest on NMAC's outstanding Series 1985-A was the major source of cost and expenses for the years ending December 31, 2001, 2000, 1999. Cash flow from the Mortgage Collateral for NMAC's Series D Bonds is anticipated to continue to provide cash sufficient to make required payments thereon. Consequently, NMAC anticipates that it will have no additional cash requirements with respect to any of its outstanding Bonds. Future net income of NMAC is expected to vary in direct relation to the issuance of one or more series of its Bonds in a given year.

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

           On November 12, 1996 S&S purchased from the Federal Deposit Insurance Corporation ("FDIC") the stock of three of the affiliates who participated in the Series 1985-A Bonds. The affiliates were Atlantic Financing Corporation, Security Federal Financing Corporation and Mountain Financial Corporation. Effective June 30, 1998, Atlantic Financing and Security Federal were merged into Mountain Financial Corporation. In addition, the parent company of S&S, BB&T Corporation, purchased Life Savings Bank on March 1, 1998, which owned a fourth affiliate of NMAC named Life Capital Corporation. Life Capital was purchased by S&S and subsequently merged into Mountain Financial Corporation effective September 30, 1998. Mountain Financial was dissolved in 2001 following redemption of the Series 1985-A Bonds and the concurrent liquidation of the funding agreements.

           As of December 31, 2001, NMAC's consolidated assets were $234,145, including $114,069 in unrestricted cash and marketable securities. This balance, plus interest earnings from the investment thereof, is available to pay NMAC's annual operating expenses, and, if and to the extent necessary, amounts in connection with the outstanding Bonds of NMAC.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

           At the March 26, 2002 shareholders meeting, a change in the Certified Public Accountant to PricewaterhouseCoopers LLP was ratified. There were no disagreements with the prior auditors of Arthur Andersen LLP.

PART III

Item 10. Directors and Executive Officers of the Registrant

The persons set forth below are the directors and executive officers of NMAC as of December 31, 2001:

	Current
Name	Age	Title

John B. Jung, Jr	43	President, Chairman of the Board and Director

Merlin T. Grim	46	Director

William E. Hardy	44	Vice President and Director

Jon W. Markiewicz	41	Vice President

Randall B. Saufley	40	Secretary and Treasurer

           John B. Jung, Jr. 43, Senior Vice President and Head of Planning and Administration for BB&T Capital Markets Division of S&S.

           Merlin T. Grim, 46, Senior Vice President, Treasurer and Risk Management Officer of S&S and Chief Financial Officer of BB&T Capital Markets Division of S&S.

           William E. Hardy, 44, Senior Vice President and managing Director in the Structured Finance Group of S&S.

           Jon W. Markiewicz, 41, Vice President and Director in the Structured Finance Group of S&S.

           Randall B. Saufley, 40, Senior Vice President & Controller of S&S.

            All of the foregoing directors, except for John Thomas West, IV, of NMAC, were reelected at the annual meeting of the shareholders and officers at the Board of Directors meeting, held as of March 28, 2001 to serve until their successors are elected and shall qualify. John B. Jung, Jr was elected as Chairman of the Board.

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

           The following table sets forth certain information regarding the beneficial ownership of each class of NMAC's Common Stock by each entity that owns 5% or more of such Common Stock:

	Class of Stock,
	Amount of				Name and Address
Name and Address	Beneficial Ownership				of Affiliated
of Beneficial Owner	and Percent of Class				Financial Institution

	Class A	%	Class B	%
Scott & Stringfellow, Inc.	370	50.5	333	20.0	--
Richmond, Virginia

Colonial Service Corp.	40	5.5	148	8.9	Atlantic Permanent
Norfolk, Virginia					Federal Savings Bank,
					F.S.B.
					Norfolk, Virginia
					(See Note (1))

Jefferson Funding	40	5.5	148	8.9	Jefferson Savings and
Corporation					Loan Association
Warrenton, Virginia					Warrenton, Virginia
					(See Note (3))

Investors Service Corporation	40	5.5	148	8.9	Investors Savings Bank
Richmond, Virginia					Richmond, Virginia
					(See Note (1))

Pioneer Financial Services, Inc.	40	5.5	148	8.9	Pioneer Federal
Richmond, Virginia					Savings and Loan
					Association
					Hopewell, Virginia

Roanoke Valley Service	40	5.5	148	8.9	CorEast Federal
Corporation					Savings Bank, F.S.B.
Roanoke, Virginia					Roanoke, Virginia
					(See Note (1))

Security Financial Service	40	5.5	148	8.9	Security Federal
Corporation					Savings and Loan
Richmond, Virginia					Association
					Richmond,Virginia
					(See Note (1))

Southern Service Corporation	40	5.5	148	8.9	Virginia Federal
Richmond, Virginia					Savings and Loan
					Association
					Richmond, Virginia
					(See Note (2))

Class of Stock,
	Amount of				Name and Address
Name and Address	Beneficial Ownership				of Affiliated
of Beneficial Owner	and Percent of Class				Financial Institution

	Class A	%	Class B	%
Southside Service Corporation	40	5.5	148	8.9	Virginia First
Petersburg, Virginia					Petersburg, Virginia
Savings Bank, F.S.B.

Branch Bank & Trust	40	5.5	148	8.9	Branch Bank & Trust
Company of Virginia					Company of Virginia
Norfolk, Virginia					Norfolk, Virginia

NOTES:

(1)        The financial institutions are under the Management of the Federal Deposit Insurance Corporation (FDIC).

(2)        In December, 1988 the Virginia Federal Savings and Loan Association was purchased by MNC Financial Corporation of Baltimore, Maryland, subsequently purchased by SunTrust Bank, Richmond, Virginia.

(3)        In January, 1995, Jefferson Savings & Loan Association was purchased by SunTrust Bank, Richmond, Virginia.

Item 13. Certain Relationships and Related Transactions

           During the year ended December 31, 2001, NMAC incurred general and administrative expenses in connection with the management agreements described in Item 1 with Scott & Stringfellow, Inc. amounting to approximately $10,000. Directors, William E. Hardy, John B. Jung, Jr. and Merlin T. Grim of NMAC are officers of the BB&T Capital Markets division of S&S.

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

                  (3) See Exhibit Index immediately preceding Exhibits.

           (b) No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 2001.

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
John B. Jung, Jr. , Chairman of the
Board of Directors

          Pursuant to the requirements of the Securities and Exchange Act of 1934, this report is cosigned below by the following persons on behalf of NMAC and in the capacities and on the dates indicated.

Date:

March 26, 2002	By: _____________________________
John B. Jung, Jr.
President and Chairman of the Board

March 26, 2002	By: _____________________________
William E. Hardy
Vice President and Director

March 26, 2002	By: _____________________________
Merlin T. Grim, Director

March 26, 2002	By: _____________________________
Randall B. Saufley
Secretary and Treasurer

March 26, 2002

APPENDIX A

Item 15(a) (1) and (2)

(a) The following documents are filed as part of this report:

           (1)           Financial Statements:

                           Report of Arthur Andersen LLP, Independent Public Accountants

                           Balance Sheets at December 31, 2001 and 2000

                           Statements of Operations and Retained Earnings for the years ended December 31, 2001, 2000 and 1999

                           Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999.

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

Charlotte, North Carolina
    March 22, 2001

National Mortgage Acceptance Corporation and Subsidiary

Consolidated Balance Sheets -- as of December 31, 2001 and 2000

	2001	2000

Assets:

Cash	$26,670	$49,388
Trading securities, at fair value	87,399	82,220

Loans receivable from affiliates, estimated fair value of $6,572,834	0	6,477,570
in 2000 (Note 3)
Accrued interest receivable from affiliates	0	364,363
Other assets	120,076	138,116

	$234,145	$7,111,657

Liabilities and Shareholders' Equity:
Liabilities:
Bonds payable, estimated fair value of $6,572,834 in 2000 (Note 4)	$0	$6,477,570

Accrued interest payable	0	364,363
Other liabilities, principally to affiliates	36,845	59,377

Total liabilities	36,845	6,901,310

Shareholders' equity:
Common stock; $1 par value-
Class A (without right to dividend) - Authorized 7,500 shares,	730	730
issued and outstanding 730 shares
Class B (nonvoting) - Authorized 7,500 shares, issued and	1,665	1,665
outstanding 1,665 shares
Paid-in capital	182,565	182,565
Retained earnings	12,340	25,387

Total shareholders' equity	197,300	210,347

	$234,145	$7,111,657

The accompanying notes to consolidated financial statements
are an integral part of these balance sheets.

National Mortgage Acceptance Corporation and Subsidiary

Consolidated Statements Of Operations And Retained Earnings
For The Years Ended December 31, 2001, 2000 And 1999

	2001	2000	1999

Revenues:
Interest income on loans to affiliates	$322,143	$781,178	$1,032,062
Other interest income	4,698	2,072	11,472
Management fees from affiliates	56,461	60,300	60,913
Net trading securities gains/(losses)	673	(3,308)	3,438

Total revenues	383,975	840,242	1,107,885

Expenses:
Interest on bonds	322,143	781,178	1,032,062
Management fees	56,461	60,300	60,913
Other	20,758	32,059	16,782

Total expenses	399,362	873,537	1,109,757

Loss before income taxes	(15,387)	(33,295)	(1,872)
Income tax benefit	(2,340)	(6,690)	(370)

Net loss	(13,047)	(26,605)	(1,502)
Retained earnings, beginning of year	25,387	51,992	53,494

Retained earnings, end of year	$12,340	$25,387	$51,992

Loss per share - Basic and diluted	$(5.45)	$(11.11)	$(0.63)

The accompanying notes to consolidated financial statements
are an integral part of these balance sheets.

National Mortgage Acceptance Corporation and Subsidiary

Consolidated Statements Of Cash Flows
For The Years Ended December 31, 2001, 2000 And 1999

	2001	2000	1999

Cash flows for operating activities:
Net loss	$(13,047)	$(26,605)	$(1,502)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities-
(Increase) decrease in trading securities	(5,179)	69,425	89,240
Decrease in restricted cash and investments	0	0	59,046
- Working capital reserve
Decrease in accrued interest receivable	364,363	112,863	147,420
from affiliates
Decrease (increase) in other assets	18,040	(33,403)	(87,657)
Decrease in accrued interest payable	(364,363)	(112,863)	(147,420)
(Decrease) increase in other liabilities,	(22,532)	20,663	(51,108)
principally to affiliates

Net cash (used in) provided by operating	(22,718)	30,080	8,019
activities
Cash flows provided by investing activities -	6,477,570	2,006,442	2,620,798

Payments received on loans to affiliates
Cash flows used in financing activities - Payments on	(6,477,570)	(2,006,442)	(2,620,798)
bonds payable

Net (decrease) increase in cash	(22,718)	30,080	8,019
Cash, beginning of year	49,388	19,308	11,289

Cash, end of year	$26,670	$49,388	$19,308

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$686,506	$894,041	$1,179,482
Cash paid for income taxes	0	243	0

The accompanying notes to consolidated financial statements
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

The accompanying notes to consolidated financial statements
are an integral part of these balance sheets.

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

2. Summary of Significant Accounting Policies:

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at fair value. The statement, as amended, requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows derivatives' gains or losses to offset related results on the hedged item in the income statement or other comprehensive income, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company adopted SFAS No. 133 on January 1, 2001. The adoption of SFAS No. 133, as amended, did not impact the Company's financial position or results of operations.

The accompanying notes to consolidated financial statements
are an integral part of these balance sheets.

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

In July 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 eliminates pooling-of-interests accounting and requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. SFAS No. 142 eliminates the amortization of goodwill and other nonseparable intangible assets and requires that goodwill be evaluated for impairment by applying a fair value-based test. The Company adopted SFAS No. 142 as of January 1, 2002. The adoption of this statement will not have a material effect on the Company's consolidated financial statements or disclosures.

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

The accompanying notes to consolidated financial statements
are an integral part of these balance sheets.

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

The accompanying notes to consolidated financial statements
are an integral part of these balance sheets.

4. Bonds Payable:

Series 1985-A Bonds payable had aggregate effective rates of interest of approximately 11.25% during 2001, 2000 and 1999. The Series 1985-A Bonds are collateralized by the respective loans receivable (together with collateral thereon) and consist of the following as of December 31, 2001 and 2000:

			Principal Balance,
	Interest	Stated	December 31
Class	Rate	Maturity Date	2001	2000

Series 1985-A - A-4	11.25%	January 1, 2016	$ 0	$6,477,570

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

As of December 31, 2001 and 2000, the following REMIC Series Bonds, which are not recorded as liabilities of NMAC, were outstanding:

			Principal Balance,
	Interest	Stated	December 31
Class	Rate	Maturity Date	2001	2000

Series D, D-6	9.75%	November 1, 2017	$10,234,660	$13,133,280

The stated principal value of the collateral for Series D (Government National Mortgage Association certificates) aggregates approximately $10,428,482 and $13,359,835 as of December 31, 2001 and 2000, respectively. Such collateral, together with interest income thereon, is only available to repay the specific bond series.

The accompanying notes to consolidated financial statements
are an integral part of these balance sheets.

6. Other Assets:

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

The actual income tax benefit for 2001, 2000 and 1999 differs from the "expected" income tax benefit (computed by applying the statutory U.S. federal corporate income tax rate of 35% to loss before income taxes) as follows:

	Years Ended December 31

	2001	2000	1999

Income tax benefit at statutory rate	$(5,385)	$(11,653)	$(655)
Effect of graduated income tax rates	3,086	6,659	374
State tax benefit, net of federal benefit	(41)	(1,696)	(89)

Actual income tax benefit	$(2,340)	$(6,690)	$(370)

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

The accompanying notes to consolidated financial statements
are an integral part of these balance sheets.

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

The accompanying notes to consolidated financial statements
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

The accompanying notes to consolidated financial statements
are an integral part of these balance sheets.