Form 10-Q
period 2002-03-31
NATIONAL MORTGAGE ACCEPTANCE CORP
filed 2002-04-25
CIK 768600

FORM 10-Q

Securities and Exchange Commission
Washington, D. C. 20549

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended: March 31, 2002
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

March 31, 2002
Item 1. Financial Statements

Attached as Appendix A.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Attached as Appendix B.

Part II: OTHER INFORMATION

Item 1.	Legal Proceedings - None

Item 2.	Changes in Securities - None

Item 3.	Defaults on Senior Securities - None

Item 4.

Submission of Matters to Vote of Security Holders - Information regarding election of directors by the registrant's voting shareholders previously reported in registrant's report on Form 10-K for its year ending December 31, 2001, as filed April 2, 2002. There were no other matters submitted to a vote of security holders during the quarter.

Item 5.	Other Information- None

Item 6.	Exhibits and Reports on Form 8-K- There was a reporting on Form 8-K filed during the quarter. Exhibits - See index to exhibits.

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

Date: April 26, 2002

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

4.8	NMAC's Form 8-K filed April 8, 2002 and incorporated by reference.

11.	Not applicable. Information in Appendix A.

15.	Not applicable.

18.	Not applicable.

19.	Not applicable.

20.	Not applicable.

23.	Not applicable.

24.	Not applicable.

25.	Not applicable.

26.	Not applicable.

APPENDIX A (1/4)

Consolidated Statements of Financial Condition

NATIONAL MORTGAGE ACCEPTANCE CORPORATION

	March 31, 2002	December 31, 2001

	(unaudited)
ASSETS
Cash	$22,991	$26,670
Trading securities, at fair value	87,277	87,399
Loans receivable from affiliates	0	0
Accrued interest receivable
from affiliates	0	0
Other assets	119,825	120,076

TOTAL ASSETS	$230,093	$234,145

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Bonds payable	$0	$0
Accrued interest payable	0	0
Other liabilities, principally to affiliates	38,145	36,845

TOTAL LIABILITIES	$38,145	$36,845

SHAREHOLDERS' EQUITY
Common stock; $1 par value:
Class A (without right to dividend)--
Authorized 7,500 shares, issued and
outstanding 730 shares	730	730
Class B (non-voting)-- authorized
7,500 shares, issued and outstanding
1,665 shares	1,665	1,665
Paid-in capital	182,565	182,565
Retained earnings	6,988	12,340

SHAREHOLDERS' EQUITY	191,948	197,300

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$230,093	$234,145

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Operations and Retained Earnings

NATIONAL MORTGAGE ACCEPTANCE CORPORATION

	Three Months Ended
	March 31,
	2002		2001

	(unaudited)
REVENUES
Interest on loans	$0		$161,072
Other interest	311		1,606
Management fees	11,250		14,244
Net unrealized securities trading gains	(412)		(858)

	11,149		176,064

COSTS AND EXPENSES
Interest on bonds	0		161,072
Management fees	11,250		14,244
Other	5,251		6,027

	16,501		181,343

NET LOSS
BEFORE INCOME TAXES	(5,352)		(5,279)
INCOME TAX BENEFIT	0		(1,062)
NET LOSS	(5,352)		(4,217)

RETAINED EARNINGS AT
BEGINNING OF PERIOD	12,340		25,387

RETAINED EARNINGS AT
END OF PERIOD	$6,988		$21,170

LOSS PER SHARE	$(2.23	) $	(1.76)

The accompanying notes are an integral part of these financial statements.

APPENDIX A (3/4)

Consolidated Statements of Cash Flows

NATIONAL MORTGAGE ACCEPTANCE CORPORATION

	Three Months Ended	Three Months Ended
	March 31, 2002	March 31, 2001

	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(5,352)	$(4,217)
Adjustments to reconcile net
income to net cash provided by (used for)
operating activities:
Trading securities	122	(690)
Cash and related investments
restricted - Series 1985-A
Decrease in accrued interest receivable
from affiliates	0	203,291
Decrease in accrued interest payable	0	(203,291)
Other assets	251	6,571
Other liabilities, principally
to affiliates	1,300	(25,296)

Total adjustments	1,673	(19,415)

Net cash used for
operating activities	(3,679)	(23,632)

Cash flows from investing activities:
Payments received on loans to
Affiliates	0	750,580

Cash flows from financing activities:
Payments on bonds payable	0	(750,580)

Net decrease in cash	(3,679)	(23,632)
Cash at beginning of period
Cash at beginning of period	26,670	49,388

Cash at end of period	$22,991	$25,756

The accompanying notes are an integral part of these financial statements.

APPENDIX A (4/4)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NATIONAL MORTGAGE ACCEPTANCE CORPORATION

March 31, 2002

NOTE A (Unaudited)

               These financial statements should be read in conjunction with the financial statements and notes thereto in National Mortgage Acceptance Corporation's ("NMAC") Annual Report for the year ended December 31, 2001. The financial statements for the three months ended March 31, 2002, include all adjustments necessary for a fair presentation of the results of operations, financial position, and cash flows for the interim periods. These amounts are not necessarily indicative of results for a full year. The Board of Directors of NMAC authorized and directed to cause the outstanding Series 1985-A Bonds to be redeemed in whole, but not in part, on the July 1, 2001 Bond Payment Date, all as provided and permitted under the Indenture dated as of July 1, 1985 and as amended.

NOTE B (New Accounting Pronouncements)

               In July of 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 eliminates pooling-of-interest accounting and requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. SFAS No. 142 eliminates the amortization of goodwill and other nonseparable intangible assets and requires that goodwill be evaluated for impairment by applying a fair value-based test. The Company adopted SFAS No. 142 as of January 1, 2002. The adoption of this statement will not have a material effect on the Company's consolidated financial statements or disclosures.

APPENDIX B
TO FORM 10-Q

Management's Discussion and Analysis of Financial Condition and Results of Operations

NATIONAL MORTGAGE ACCEPTANCE CORPORATION

March 31, 2002

               During the quarter ended March 31, 2002, National Mortgage Acceptance Corporation ("NMAC") did not issue any new series of its TIMCO (Thrift Industry Mortgage Collateralized Obligation) or Mortgage Collateralized Obligation Bonds.

               On July 1, 2001, NMAC caused all of its issued and outstanding Thrift Industry Mortgage Collateralized Obligation (TIMCO) Bonds, Series 1985-A (FHMLC Certificates) (the "1985-A Bonds") to be redeemed. The redemption of the Series 1985-A Bonds was effected through the provisions of the Indenture and the Series Supplement for the 1985-A Bonds, which permitted the 1985-A Bonds to be redeemed, in whole but not in part, on any Series 1985-A Bond Payment Date, commencing with the July 1, 2001 Bond Payment Date for the Series 1985-A Bonds. Moneys to effect the redemption of the Series 1985-A Bonds were obtained by NMAC through its sale of the Funding Agreements pledged to secure the Series 1985-A Bonds to BB&T Capital Markets, a division of Scott Stringfellow, Inc. (S&S, Inc.).

               During the three (3) month period ending, March 31, 2002, NMAC revenues were $11,149 which consisted primarily of Management Fees received for the on-going administration of one outstanding Bond Series: Series D Bonds (GNMA Certificates).

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

               NMAC has no salaried employees and has entered into management and administrative service agreements with Scott & Stringfellow, Inc. (formerly Craigie Incorporated), an affiliate of NMAC and a wholly-owned subsidiary of BB&T Corporation, pursuant to which S&S, Inc. provides NMAC with administrative, accounting and clerical services, office space and the use of the service mark "TIMCO" for the registrant's Bonds. Under these agreements, S&S, Inc. receives fees from NMAC in connection with each funding agreement executed between NMAC and the participating borrowers and with respect to the residual interests with respect to the registrant's Series D Bonds. Fees paid to NMAC by the holders of the residual interest with respect to its Series D Bonds are expected by NMAC to be sufficient to provide for all on-going costs and expenses with respect to the outstanding Series of its Bonds. NMAC therefore anticipates that it will have no additional cash or liquidity requirements with respect to its obligations under any outstanding Series of its Bonds. Payments under the management and administrative services agreements between NMAC and S&S, Inc. are not expected to exceed the amount received by NMAC as on-going fees paid to it by participating borrowers under their funding agreements and/or holders of the residual interest with respect to the Series D REMIC Bonds.

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

               As of March 31, 2002, NMAC's assets were $230,093 including $110,268 in unrestricted cash and trading securities. This cash and security balance, plus interest earnings from the investment thereof, is available to pay NMAC's annual operating expenses.