Form 10-Q
period 2002-06-30
NATIONAL MORTGAGE ACCEPTANCE CORP
filed 2002-08-14
CIK 768600

FORM 10-Q

Securities and Exchange Commission
Washington, D. C. 20549

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended: June 30, 2002
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

June 30, 2002

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

Item 5.	Other Information - None

Item 6.	Exhibits and Reports on Form 8-K - There was a reporting on Form 8-K filed during the quarter. Exhibits - See index to exhibits.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL MORTGAGE ACCEPTANCE CORPORATION
(Registrant)

By:
Randall B. Saufley
Secretary/Treasurer
Principal financial officer and duly authorized officer
Date: August 13, 2002

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

4.8	NMAC's Form 8-K filed April 8, 2002 and incorporated by reference.

4.9	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 attached as exhibits 4.9a and 4.9b.

11.	Not applicable. Information in Appendix A.

15.	Not applicable.

18.	Not applicable.

19.	Not applicable.

20.	Not applicable.

23.	Not applicable.

24.	Not applicable.

25.	Not applicable.

26.	Not applicable.

APPENDIX A (1/4)

Consolidated Statements of Financial Condition

NATIONAL MORTGAGE ACCEPTANCE CORPORATION

	June 30, 2002	December 31, 2001

	(unaudited)
ASSETS
Cash	$44.989	$26,670
Trading securities, at fair value	59,444	87,399
Other assets	114,574	120,076

TOTAL ASSETS	$219,007	$234,145

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Other liabilities, principally to affiliates	$30,145	$36,845

TOTAL LIABILITIES	$30,145	$36,845

SHAREHOLDERS' EQUITY
Common stock; $1 par value:
Class A (without right to dividend)--
Authorized 7,500 shares, issued and
Outstanding 730 shares	730	730
Class B (non-voting)-- authorized
7,500 shares, issued and outstanding
1,665 shares	1,665	1,665
Paid-in capital	182,565	182,565
Retained earnings	3,902	12,340

SHAREHOLDERS' EQUITY	188,862	197,300

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$219,007	$234,145

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Operations and Retained Earnings

NATIONAL MORTGAGE ACCEPTANCE CORPORATION

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001

	(unaudited)		(unaudited)
REVENUES
Interest on loans	$0	$161,071	$0	$322,143
Other interest	253	918	564	2,524
Management fees	11,250	19,717	22,500	33,961
Net unrealized securities trading gains	1,934	1,105	1,522	247

	13,437	182,811	24,586	358,875

COSTS AND EXPENSES
Interest on bonds	0	161,071	0	322,143
Management fees	11,250	19,717	22,500	33,961
Other	5,273	6,042	10,524	12,069

	16,523	186,830	33,024	368,173

NET LOSS
BEFORE INCOME TAXES	-3,086	-4,019	-8,438	-9,298
INCOME TAX BENEFIT	0	-808	0	-1,870

NET LOSS	-3,086	-3,211	-8,438	-7,428
RETAINED EARNINGS AT
BEGINNING OF PERIOD	6,988	21,170	12,340	25,387

RETAINED EARNINGS AT
END OF PERIOD	$3,902	$17,959	$3,902	$17,959

LOSS PER SHARE	$-1.29	$-1.34	-3.52	$-3.10

The accompanying notes are an integral part of these financial statements.

APPENDIX A (3/4)

Consolidated Statements of Cash Flows

NATIONAL MORTGAGE ACCEPTANCE CORPORATION

	Six Months Ended	Six Months Ended
	June 30, 2002	June 30, 2001

	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$-8,438	$-7,428
Adjustments to reconcile net
loss to net cash provided by (used for)
operating activities:
Trading securities	27,955	-2,662
Cash and related investments
restricted - Series 1985-A
Decrease in accrued interest receivable
from affiliates	0	42,220
Decrease in accrued interest payable	0	-42,220
Other assets	5,502	547
Other liabilities, principally
to affiliates	-6,700	-24,079

Total adjustments	26,757	-26,194

Net cash provided by/used for
operating activities	18,319	-33,622

Cash flows from investing activities:
Payments received on loans to
Affiliates	0	750,580

Cash flows from financing activities:
Payments on bonds payable	0	-750,580

Net decrease in cash	18,319	-33,622
Cash at beginning of period	26,670	49,388

Cash at end of period	$44,989	$15,766

The accompanying notes are an integral part of these financial statements.

APPENDIX A (4/4)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NATIONAL MORTGAGE ACCEPTANCE CORPORATION

June 30, 2002

NOTE A (Unaudited)

          These financial statements should be read in conjunction with the financial statements and notes thereto in National Mortgage Acceptance Corporation's ("NMAC") Annual Report for the year ended December 31, 2001. The financial statements for the six months ended June 30, 2002, include all adjustments necessary for a fair presentation of the results of operations, financial position, and cash flows for the interim periods. These amounts are not necessarily indicative of results for a full year. The Board of Directors of NMAC authorized and directed to cause the outstanding Series 1985-A Bonds to be redeemed in whole on the July 1, 2001 Bond Payment Date, all as provided and permitted under the Indenture dated as of July 1, 1985 and as amended.

APPENDIX B
TO FORM 10-Q

Management's Discussion and Analysis of Financial Condition and Results of Operations

NATIONAL MORTGAGE ACCEPTANCE CORPORATION

June 30, 2002

          During the quarter ended June 30, 2002, National Mortgage Acceptance Corporation (“NMAC”) did not issue any new series of its TIMCO (Thrift Industry Mortgage Collateralized Obligation) or Mortgage Collateralized Obligation Bonds.

          On July 1, 2001, NMAC caused all of its issued and outstanding Thrift Industry Mortgage Collateralized Obligation (TIMCO) Bonds, Series 1985-A (FHMLC Certificates) (the “1985-A Bonds”) to be redeemed. The redemption of the Series 1985-A Bonds was effected through the provisions of the Indenture and the Series Supplement for the 1985-A Bonds, which permitted the 1985-A Bonds to be redeemed, in whole but not in part, on any Series 1985-A Bond Payment Date, commencing with the July 1, 2001 Bond Payment Date for the Series 1985-A Bonds. Moneys to effect the redemption of the Series 1985-A Bonds were obtained by NMAC through its sale of the Funding Agreements pledged to secure the Series 1985-A Bonds to BB&T Capital Markets, a division of Scott Stringfellow, Inc. (S&S, Inc.).

          During the six (6) month period ending, June 30, 2002, NMAC revenues were $24,586 which consisted primarily of Management Fees received for the on-going administration of one outstanding Bond Series: Series D Bonds (GNMA Certificates).

          NMAC has caused an election to be made under the Internal Revenue Code of 1986, as amended (the “Code”), to have the Trust Estate for the Series D Bonds taxed as a separate real estate mortgage investment conduit (a “REMIC”), in which the Series D Bonds are “regular interests,” as defined in the Code, with respect to the REMIC. Other than its on-going fees for administration of the Series D Bond REMIC, NMAC has no future economic benefit in the segregated asset pool comprising of the Series D Bond REMIC. The “residual interest” in the Series D Bond REMICs was sold by NMAC for cash in 1987. Accordingly, neither the collateral for the Series D Bonds nor the Series D Bonds are recorded as assets or liabilities, respectively, of NMAC. The interest income on the collateral for, and the related interest expense on, the Series D Bonds will be recorded only within the Series D Bond REMIC. Neither the interest income nor the related interest expense on REMIC will have an impact on NMAC’s financial statements.

          NMAC has no salaried employees and has entered into management and administrative service agreements with S&S, Inc. (formerly Craigie Incorporated), an affiliate of NMAC and a wholly-owned subsidiary of BB&T Corporation, pursuant to which S&S, Inc. provides NMAC with administrative, accounting and clerical services, office space and the use of the service mark “TIMCO” for the registrant’s Bonds. Under these agreements, S&S, Inc. receives fees from NMAC in connection with each funding agreement executed between NMAC and the participating borrowers and with respect to the residual interests with respect to the registrant’s Series D Bonds. Fees paid to NMAC by the holders of the residual interest with respect to its Series D Bonds are expected by NMAC to be sufficient to provide for all on-going costs and expenses with respect to the outstanding Series of its Bonds. NMAC therefore anticipates that it will have no additional cash or liquidity requirements with respect to its obligations under any outstanding Series of its Bonds. Payments under the management and administrative services agreements between NMAC and S&S, Inc. are not expected to exceed the amount received by NMAC as on-going fees paid to it by participating borrowers under their funding agreements and/or holders of the residual interest with respect to the Series D REMIC Bonds.

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

          On September 17, 1999, NMAC offered to subscribe to 1,000 shares of the Common Stock (“Stock”) of National Mortgage Securities Corporation (“NMSC”) and agreed, in consideration therefore, to transfer cash in the amount of $10,000 to NMSC. NMAC also represented that the Stock would be held for investment and not for the purpose of distribution or resale. NMAC transferred cash in December 1999 and recorded an investment in subsidiary on its books. NMSC is a wholly owned subsidiary of NMAC.

          NMSC was formed to purchase or otherwise acquire, own, hold, pledge, finance, transfer, assign and otherwise deal in or with mortgage assets (including mortgage loans), mortgage-backed securities, asset-backed securities, mortgage collateralized obligations, other interests in real estate, and any combination of the foregoing, including, but not limited to, (1) mortgage assets secured by senior or subordinate liens on residential property, (2) participation interests in mortgage assets, (3) pass-through, mortgage-backed certificates as to which Federal National Mortgage Association guarantees the timely payment of interest at the pass-through rate and the timely payment of principal, and other securities as dictated in NMSC’s Articles of Incorporation. NMSC has no salaried employees and its officers and directors also hold offices in NMAC. There was no business activity in NMSC during the period.

          As of June 30, 2002, NMAC’s assets were $219,007 including $104,433 in unrestricted cash and trading securities. This cash and security balance, plus interest earnings from the investment thereof, is available to pay NMAC’s annual operating expenses.

Exhibit 4.9a

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

I, John B Jung Jr., state and attest that:

(1)           I am the Chairman and Chief Executive Officer of National Mortgage Acceptance Corporation (the "issuer").

(2)           Accompanying this certification is National Mortgage Acceptance Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, a periodic report (the “periodic report”) filed by the issuer with the Securities Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 (the “Exchange Act”), which contains financial statements.

(3)           I hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that

•	the periodic report containing the financial statements fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act, and

•	the information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of the issuer for the periods presented.

/s/ John B. Jung, Jr.

John B. Jung, Jr.
Chairman and Chief Executive Officer
August 13, 2002

Exhibit 4.9b

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

I, Randall B. Saufley, state and attest that:

(1)           I am the Treasurer and Principal Financial Officer of National Mortgage Acceptance Corporation (the "issuer").

(2)           Accompanying this certification is National Mortgage Acceptance Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, a periodic report (the “periodic report”) filed by the issuer with the Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), which contains financial statements.

(3)           I hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that

•	the periodic report containing the financial statements fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act, and

•	the information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of the issuer for the periods presented.

/s/ Randall B. Saufley

Randall B. Saufley
Treasurer/Secretary
August 13, 2002