Form 10-Q
period 2002-09-30
NATIONAL MORTGAGE ACCEPTANCE CORP
filed 2002-11-14
CIK 768600

FORM 10-Q

Securities and Exchange Commission
Washington, D. C. 20549

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended: September 30, 2002
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

September 30, 2002

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
Date: November 11, 2002

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

4.8	NMAC's Form 8-K filed April 8, 2002 and incorporated by reference.

4.9	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 attached as exhibits 4.9a and 4.9b.

11.	Not applicable. Information in Appendix A.

15.	Not applicable.

18.	Not applicable.

19.	Not applicable.

20.	Not applicable.

23.	Not applicable.

24.	Not applicable.

25.	Not applicable.

26.	Not applicable.

APPENDIX A (1/4)

Consolidated Statements of Financial Condition

NATIONAL MORTGAGE ACCEPTANCE CORPORATION

	September 30, 2002	December 31, 2001

	(unaudited)
ASSETS
Cash	$47,497	$26,670
Trading securities, at fair value	61,710	87,399
Other assets	111,824	120,076

TOTAL ASSETS	$221,031	$234,145

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Other liabilities, principally to affiliates	$35,145	$36,845

TOTAL LIABILITIES	$35,145	$36,845

SHAREHOLDERS' EQUITY
Common stock; $1 par value:
Class A (without right to dividend)--
Authorized 7,500 shares, issued and
Outstanding 730 shares	730	730
Class B (non-voting)-- authorized
7,500 shares, issued and outstanding
1,665 shares	1,665	1,665
Paid-in capital	182,565	182,565
Retained earnings	926	12,340

SHAREHOLDERS' EQUITY	185,886	197,300

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$221,031	$234,145

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Operations and Retained Earnings

NATIONAL MORTGAGE ACCEPTANCE CORPORATION

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001

	(unaudited)		(unaudited)
REVENUES
Interest on loans	$0	$0	$0	$322,143
Other interest	217	1,672	781	4,196
Management fees	11,250	11,250	33,750	45,211
Net unrealized securities trading gains	2,069	309	3,591	556

	13,536	13,231	38,122	372,106

COSTS AND EXPENSES
Interest on bonds	0	0	0	322,143
Management fees	11,250	11,250	33,750	45,211
Other	5,262	4,317	15,786	16,386

	16,512	15,567	49,536	383,740

NET LOSS
BEFORE INCOME TAXES	-2,976	-2,336	-11,414	-11,634

INCOME TAX BENEFIT	0	-470	0	-2,340

NET LOSS	-2,976	-1,866	-11,414	-9,294
RETAINED EARNINGS AT
BEGINNING OF PERIOD	3,902	17,959	12,340	25,387

RETAINED EARNINGS AT
END OF PERIOD	$926	$16,093	$926	$16,093

LOSS PER SHARE	$-1.24	$-0.78	$-4.77	$-3.88

The accompanying notes are an integral part of these financial statements.

APPENDIX A (3/4)

Consolidated Statements of Cash Flows

NATIONAL MORTGAGE ACCEPTANCE CORPORATION

	Three Months Ended	Nine Months Ended
	September 30, 2002	September 30, 2001

	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	-11,414	-9,294
Adjustments to reconcile net
income to net cash provided by (used for)
operating activities:
Trading securities	25,689	-4,597

Decrease in accrued interest receivable
from affiliates	0	364,363
Decrease in accrued interest payable	0	-364,363
Other assets	8,252	15,289
Other liabilities, principally
to affiliates	-1,700	-26,532

Total adjustments	26,757	-15,840

Net cash used for
operating activities	20,827	-25,134

Cash flows from investing activities:
Payments received on loans to
Affiliates	0	6,477,570

Cash flows from financing activities:
Payments on bonds payable	0	-6,477,570

Net decrease in cash	20,827	-25,134

Cash at beginning of period	26,670	49,388

Cash at end of period	47,497	24,254

The accompanying notes are an integral part of these financial statements.

APPENDIX A (4/4)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NATIONAL MORTGAGE ACCEPTANCE CORPORATION

September 30, 2002

NOTE A (Unaudited)

          These financial statements should be read in conjunction with the financial statements and notes thereto in National Mortgage Acceptance Corporation’s (“NMAC”) Annual Report for the year ended December 31, 2001. The financial statements for the three and nine months ended September 30, 2002, include all adjustments necessary for a fair presentation of the results of operations, financial position, and cash flows for the interim periods. These amounts are not necessarily indicative of results for a full year. The Board of Directors of NMAC authorized and directed to cause the outstanding Series 1985-A Bonds to be redeemed in whole, but not in part, on the July 1, 2001 Bond Payment Date, all as provided and permitted under the Indenture dated as of July 1, 1985 and as amended.

APPENDIX B
TO FORM 10-Q

Management's Discussion and Analysis of Financial Condition and Results of Operations

NATIONAL MORTGAGE ACCEPTANCE CORPORATION

September 30, 2002

          During the quarter ended September 30, 2002, National Mortgage Acceptance Corporation (“NMAC”) did not issue any new series of its TIMCO (Thrift Industry Mortgage Collateralized Obligation) or Mortgage Collateralized Obligation Bonds.

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

          During the nine month period ending September 30, 2002, NMAC revenues were $13,536 which consisted primarily of Management Fees received for the on-going administration of one outstanding Bond Series: Series D Bonds (GNMA Certificates).

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

          As of September 30, 2002, NMAC’s assets were $221,031 including $109,207 in unrestricted cash and trading securities. This cash and security balance, plus interest earnings from the investment thereof, is available to pay NMAC’s annual operating expenses.

Exhibit 4.9a

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

I, John B Jung Jr., state and attest that:

(1)           I am the Chairman and Chief Executive Officer of National Mortgage Acceptance Corporation (the "issuer").

(2)           Accompanying this certification is National Mortgage Acceptance Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, a periodic report (the “periodic report”) filed by the issuer with the Securities Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 (the “Exchange Act”), which contains financial statements.

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
November 13, 2002

Exhibit 4.9b

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

I, Randall B. Saufley, state and attest that:

(1)           I am the Treasurer and Principal Financial Officer of National Mortgage Acceptance Corporation (the "issuer").

(2)           Accompanying this certification is National Mortgage Acceptance Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, a periodic report (the “periodic report”) filed by the issuer with the Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), which contains financial statements.

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
November 13, 2002